Form 10-Q
period 2001-03-31
SELECT MEDICAL CORP
filed 2001-05-15
CIK 1035688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



    (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                      For the Quarter Ended March 31, 2001
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Period From _________ to __________.


                        Commission File Number: 000-32499
                                                ---------

                           SELECT MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

          Delaware                                      23-2872718
(State or other jurisdiction of               (I.R.S. employer identification
incorporation or organization)                            number)

   4716 Old Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055
              (Address of principal executive offices and zip code)

                                 (717) 972-1100
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES    NO X
                                     ---   ---

     On April 5, 2001, the Company's Registration Statement on Form S-1 under the Securities Exchange Act of 1934 became effective.

     As of April 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 45,041,756.

================================================================================

TABLE OF CONTENTS
-----------------

PART I     FINANCIAL INFORMATION..............................................3

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated balance sheets........................................3

           Consolidated statements of operations..............................4

           Consolidated statement of changes in stockholders' equity..........5

           Consolidated statements of cash flows..............................6

           Notes to consolidated financial statements.........................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.........................................10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........18

PART II    OTHER INFORMATION.................................................19

ITEM 1.    LEGAL PROCEEDINGS.................................................19

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................20

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

ITEM 5.    OTHER INFORMATION.................................................20

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................21

SIGNATURE  ..................................................................21

PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                           SELECT MEDICAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                      December 31,     March 31,
                                                                                          2000           2001
                                                                                     -------------   -------------
                                  Assets                                                              (unaudited)
Current Assets:
    Cash and cash equivalents                                                          $   3,151       $   2,174
    Accounts receivable, net of allowance for doubtful accounts
        of $75,517 and $74,307 in 2000 and 2001, respectively                            196,505         201,586
    Prepaid income taxes                                                                   1,093             312
    Other current assets                                                                  17,407          15,535
                                                                                     -------------   -------------
Total Current Assets                                                                     218,156         219,607

Property and equipment, net                                                               84,976          88,373
Intangible assets                                                                        251,399         248,276
Other assets                                                                              32,269          25,140
                                                                                     -------------   -------------

Total Assets                                                                           $ 586,800       $ 581,396
                                                                                     =============   =============

                   Liabilities and Stockholders' Equity                                                               Pro forma
Current Liabilities:                                                                                                 (unaudited)
    Bank overdrafts                                                                    $  14,218       $   9,527
    Current portion of long-term debt and notes payable                                   18,746          13,934
    Accounts payable                                                                      28,795          28,930
    Accrued payroll                                                                       21,466          24,786
    Accrued vacation                                                                       7,701           9,035
    Accrued restructuring                                                                  4,701           3,955
    Accrued other                                                                         15,451          18,707
    Due to third party payors                                                              1,511               -
                                                                                     -------------   -------------
Total Current Liabilities                                                                112,589         108,874

Long-term debt, net of current portion                                                   284,042         275,492
                                                                                     -------------   -------------

Total liabilities                                                                        396,631         384,366

Commitments and Contingencies

Minority interest in consolidated subsidiary companies                                    12,098          12,831

Preferred stock - Class A, non-voting, $1,000 per share redemption value
    Authorized shares - 55,000 Issued and outstanding shares - 52,838                     65,481          66,781          66,781

Convertible Preferred stock - Class B, non-voting, $3.75 per share
    Authorized shares - 16,000,000 Issued and outstanding shares - 16,000,000             64,092          65,098           5,098

Stockholders' Equity:
    Common stock - $.01 par value:  Authorized shares - 78,000,000,
     Issued shares - 25,697,000 in 2000 and 2001 and 34,913,000 pro forma                    257             257             349
    Capital in excess of par                                                              73,069          70,765         130,673
    Accumulated deficit                                                                  (23,757)        (17,636)        (17,636)
    Treasury stock, at cost - 221,000 shares                                              (1,039)         (1,039)         (1,039)
    Accumulated other comprehensive loss                                                     (32)            (27)            (27)
                                                                                     -------------   -------------   -------------
Total Stockholders' Equity                                                                48,498          52,320         112,320
                                                                                     -------------   -------------   -------------

Total Liabilities and Stockholders' Equity                                             $ 586,800       $ 581,396
                                                                                     =============   =============

See accompanying notes.

                           SELECT MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                For the Quarter Ended March 31,
                                                               ---------------------------------
                                                                  2000                    2001
                                                               ---------               ---------
Net operating revenues                                         $ 196,722               $ 225,088
                                                               ---------               ---------

Costs and expenses:
    Cost of services                                             161,225                 181,273
    General and administrative                                     7,328                   8,440
    Bad debt expense                                               5,918                   8,343
    Depreciation and amortization                                  7,021                   7,816
                                                               ---------               ---------
Total costs and expenses                                         181,492                 205,872
                                                               ---------               ---------

Income from operations                                            15,230                  19,216

Other income and expense:
Interest income                                                      (82)                   (241)
Interest expense                                                   8,847                   8,016
                                                               ---------               ---------

Income before minority interests and income taxes                  6,465                  11,441

Minority interest in consolidated subsidiary companies             1,118                   1,407
                                                               ---------               ---------

Income before income taxes                                         5,347                  10,034

Income tax expense                                                 2,513                   3,913
                                                               ---------               ---------

Net income                                                     $   2,834               $   6,121

Less: Preferred dividends                                         (2,117)                 (2,306)
                                                               ---------               ---------

Net income available to common stockholders                    $     717               $   3,815
                                                               =========               =========

Net income per common share:
         Basic:
             Income per common share                           $    0.03               $    0.15
         Diluted:
             Income per common share                           $    0.03               $    0.13
Weighted average shares outstanding:
         Basic                                                    25,492                  25,476
         Diluted                                                  25,504                  36,078

See accompanying notes.

                           SELECT MEDICAL CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)

                                       Common     Common     Capital in    Accumulated   Treasury    Accumulated   Comprehensive
                                        Stock    Stock Par   Excess of       Deficit       Stock        Other         Income
                                                   Value        Par                                  Comprehensive
                                                                                                        Loss
                                                                                                                  --------------
                                     -----------------------------------------------------------------------------
Balance at December 31, 2000           25,697     $    257    $ 73,069      $(23,757)    $ (1,039)    $    (32)
    Net income                                                                 6,121                                $  6,121
    Adjustment to other
     comprehensive income                                                                                    5             5
                                                                                                                  --------------
    Total comprehensive income                                                                                      $  6,126
                                                                                                                  ==============
    Issuance of common stock                                         2
    Preferred stock dividends                                   (2,306)
                                     -----------------------------------------------------------------------------
Balance at March 31, 2001              25,697     $    257    $ 70,765      $(17,636)    $ (1,039)      $  (27)
                                     =============================================================================

See accompanying notes.

                           SELECT MEDICAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)
                                   (unaudited)

                                                                               For the Quarter Ended March 31,
                                                                               -------------------------------
                                                                                  2000                 2001
                                                                                --------             --------
Operating activities
Net income                                                                      $  2,834             $  6,121
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              7,021                7,816
        Provision for bad debts                                                    5,918                8,343
        Minority interests                                                         1,118                1,407
        Changes in operating assets and liabilities, net of effects from acquisition of businesses:
                Accounts receivable                                              (13,188)             (13,733)
                Other current assets                                              (2,995)               2,226
                Other assets                                                      (1,836)               3,468
                Accounts payable                                                   1,474                  263
                Due to third-party payors                                            162               (1,875)
                Accrued expenses                                                   6,006                8,126
                Income taxes                                                       1,977                2,657
                                                                                --------             --------
Net cash provided by operating activities                                          8,491               24,819
                                                                                --------             --------

Investing activities
Purchases of property and equipment, net                                          (5,934)              (5,325)
Earnout payments                                                                  (1,272)                (505)
Acquisition of businesses, net of cash acquired                                     (250)              (1,375)
                                                                                --------             --------
Net cash used in investing activities                                             (7,456)              (7,205)
                                                                                --------             --------

Financing activities
Net repayments on credit facility debt                                                 -               (7,000)
Principal payments on seller and other debt                                       (6,826)              (6,445)
Proceeds from issuance of common stock                                               910                    2
Proceeds from (repayment of) bank overdrafts                                       5,696               (4,691)
Distributions to minority interests                                                 (657)                (397)
                                                                                --------             --------
Net cash used in financing activities                                               (877)             (18,531)
                                                                                --------             --------

Effect of exchange rate changes on cash
     and cash equivalents                                                            (15)                 (60)
                                                                                --------             --------

Net increase (decrease) in cash and cash equivalents
                                                                                     143                 (977)

Cash and cash equivalents at beginning of period                                   4,067                3,151
                                                                                --------             --------
Cash and cash equivalents at end of period                                      $  4,210             $  2,174
                                                                                ========             ========

Supplemental Cash Flow Information
Cash paid for interest                                                          $  8,846             $  8,016
Cash paid for income taxes                                                      $    290             $  1,249

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the "Company") as of and for the three month periods ended March 31, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-48856).

2. Accounting Policies


Reclassifications

     Certain amounts on the December 31, 2000 consolidated balance sheet have been reclassified to conform to the classifications used on the March 31, 2001 consolidated balance sheet.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and is therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. The adoption of SFAS 133 and SFAS 138 had no effect on the Company's consolidated financial statements.

3. Stock Option Plan

     During the first three months of 2001, the Company granted stock options under its 1997 Stock Option Plan for 373,211 shares of Common Stock at exercise prices ranging from $9.50 to $11.28 per share.


4. Redeemable Preferred Stock and Stockholders' Equity

Class B Preferred Stock

     Upon the completion of the Company's initial public offering on April 10, 2001, each share of the outstanding Class B Preferred Stock automatically converted into .576 shares of common stock. The effects of this conversion have been reflected as pro forma unaudited amounts in the accompanying Consolidated Balance Sheet.

Common Stock

     On March 28, 2001, the Company effected a 1 for .576 reverse split of its common stock. Accordingly, all common issued and outstanding share and per share information has been retroactively restated to reflect the effects of this proposed stock split.


5. Segment Information

     The following table summarizes selected financial data for the Company's reportable segments:

                                                    Three Months Ended March 31, 2000
                          ---------------------------------------------------------------------------------------
                                Specialty              Outpatient
                                Hospitals            Rehabilitation            All Other              Total
                          ---------------------------------------------------------------------------------------
Net revenue                    $ 87,351,000           $106,869,000           $  2,502,000            $196,722,000
EBITDA (a)                        9,911,000             17,173,000             (4,833,000)             22,251,000
Total assets                    259,945,000            353,649,000             22,497,000             636,091,000
Capital expenditures              3,865,000              1,215,000                854,000               5,934,000

                                                    Three Months Ended March 31, 2001
                          ---------------------------------------------------------------------------------------
                                Specialty               Outpatient
                                Hospitals             Rehabilitation           All Other               Total
                          ---------------------------------------------------------------------------------------
Net revenue                    $113,150,000           $108,673,000           $  3,265,000            $225,088,000
EBITDA (a)                       13,395,000             19,056,000             (5,419,000)             27,032,000
Total assets                    255,290,000            314,962,000             11,144,000             581,396,000
Capital expenditures              3,055,000              1,742,000                528,000               5,325,000

(a) EBITDA is defined as earnings before interest, minority interest, income taxes, extraordinary items, special charges, depreciation and amortization.


6. Restructuring Charges

The following summarizes the Company's restructuring activity:


                                 Lease
                          Termination Costs            Severance                 Other                    Total
                          ---------------------------------------------------------------------------------------
January 1, 2001               $ 3,685,000             $   940,000             $    76,000             $ 4,701,000
Amounts paid in 2001             (299,000)               (371,000)                (76,000)               (746,000)
                              -----------------------------------------------------------------------------------
March 31, 2001                $ 3,386,000             $   569,000             $         -             $ 3,955,000
                              ===================================================================================

Management expects to pay out the remaining restructuring reserves through 2003 which is substantially consistent with the original plan.

7. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                   2000                    2001
                                                                                ----------------------------------
Numerator:
Net income                                                                      $2,834,000              $6,121,000
  Less:  Class A and Class B Preferred stock dividends                           2,117,000               2,306,000
                                                                                ----------------------------------
  Numerator for basic earnings per share - income available                        717,000               3,815,000
    to common stockholders
Effect of dilutive securities:

  Class B Preferred stock dividends                                                      -               1,006,000
                                                                                ----------------------------------
  Numerator for diluted earnings per share - income available
    to common stockholders after assumed conversions                            $  717,000              $4,821,000
                                                                                ==================================
Denominator:
  Denominator for basic earnings per share - weighted average
   shares                                                                           25,492                  25,476
  Effect of dilutive securities:
  a)  Stock options                                                                     12                     959
  b)  Warrants                                                                           -                     427
  c)  Convertible preferred stock                                                        -                   9,216
                                                                                ----------------------------------
Denominator for diluted earnings per share-adjusted weighted
   average shares and assumed conversions                                           25,504                  36,078
                                                                                ==================================

  Basic income per common share                                                      $0.03                   $0.15
  Diluted income per common share                                                    $0.03                   $0.13

8. Subsequent Events

     On April 10, 2001, the Company completed an initial public offering of 9,000,000 shares of its common stock at an offering price of $9.50 per share. On April 20, 2001, the underwriters of the offering exercised an overallotment option and purchased an additional 1,350,000 shares at a price of $9.50 per share. The overallotment offering closed on April 25, 2001. The net proceeds of the initial offering and the overallotment offering of $89.4 million were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to redeem Class A Preferred Stock. All 52,838 shares of the Class A Preferred Stock were redeemed on April 10, 2001 for $52,838,000. In addition, the Company's Class B Preferred Stock automatically converted into 9,216,000 shares of common stock upon completion of the offering.

     On May 2, 2001, the Company paid all accrued dividends on its Class A and Class B Preferred Stock. Payments of Class A and Class B Preferred dividends totaled $14.1 million and $5.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with our consolidated financial statements and the accompanying notes and notes thereto contained in our Registration statement on Form S-1, as amended, filed with the Securities Exchange Commission on April 3, 2001.

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors discussed in Item 1 including the following:

     . a change in government reimbursement for our services that would affect our revenue;
     . the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;
     . private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;
     . shortages in qualified nurses could increase our operating costs significantly; and
     . future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the section captioned "Risk Factors" in our Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission on April 3, 2001.

Overview

     We are the second largest operator of specialty acute care hospitals for long term stay patients in the United States based on the number of our facilities. We are also the second largest operator of outpatient rehabilitation clinics in the United States based on the number of our clinics. As of March 31, 2001, we operated 56 specialty acute care hospitals in 21 states and 675 outpatient rehabilitation clinics in 29 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

     We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the three months ended March 31, 2001, we had net operating revenues of $225.1 million. Of this total, we earned 48.3% of our net operating revenues from our outpatient rehabilitation business and 51.7% from our specialty hospitals.

     Our specialty acute care hospital segment consists of hospitals designed to serve the needs of long term stay acute patients. These patients typically suffer from serious and often complex medical conditions that require a high degree of care. Our outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

     The following table sets forth operating statistics for our specialty acute care hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty acute care hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities and closures. The same specialty hospital data include hospitals operated by us for the comparable periods. The operating statistics reflect data for the period of time these operations were managed by us.

                                                 Three months ended March 31,
                                                     2000              2001
--------------------------------------------------------------------------------
Specialty Hospital Data
     # of Hospitals - Start of Period                   44               54
         # of Hospitals Acquired                         0                0
         # of Hospital Start-ups                         3                2
         # of Hospitals Closed/Sold                      0                0
     # of Hospitals - End of Period                     47               56

     # of Licensed Beds                              1,770            2,068
     # of Admissions                                 3,613            4,191
     # of Patient Days                             103,301          123,740
     Average Length of Stay                             29               31
     Net Revenue Per Patient Day (a)                  $844             $913
     Occupancy Rate                                     66%              68%
     % Patient Days - Medicare                          77%              76%

Outpatient Rehabilitation Data
     # of Clinics Owned - Start of Period              620              636
         # of Clinics Acquired                           1                0
         # of Clinic Start-ups                           6                9
         # of Clinics Closed/Sold                        8               21
     # of Clinics Owned - End of Period                619              624

     # of Clinics Managed - End of Period               41               51
     Total # of Clinics (All)                          660              675

     # of Visits (U.S)                             949,967          946,180
     Net Revenue Per Visit (U.S.) (b)                  $79              $81


     (a) Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

     (b) Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

     Our goal is to open approximately 10 new specialty acute care hospitals each year utilizing our "hospital within a hospital" model. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate clinic acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

Sources of Revenue

     Our net operating revenues are derived from a number of sources, including commercial, managed care, private and governmental payors. Our net operating revenues include amounts estimated by management to be reimbursable from each of the applicable payors and the federal Medicare program. Amounts we receive for treatment of patients are generally less than the standard billing rates. We account for the differences between the estimated reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues.

     Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At December 31, 2000 and March 31, 2001 we had a receivable from Medicare of $2.8 million and $4.7 million, respectively.

Results of Operations

     The following tables outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

                                                  Three Months Ended March 31,
                                                        2000         2001
                                                        ----         ----
Net Operating revenues                                  100.0%       100.0%
                                                        -----        -----
Cost of Services (a)                                     82.0%        80.6%
General and administrative                                3.7%         3.7%
Bad debt expense                                          3.0%         3.7%
                                                        -----        -----
EBITDA (b)                                               11.3%        12.0%
Depreciation and amortization                             3.6%         3.5%
                                                        -----        -----
Income from operations                                    7.7%         8.5%
Interest expense, net                                     4.4%         3.5%
                                                        -----        -----
Income before minority interests, and income taxes        3.3%         5.0%
Minority interests                                        0.6%         0.6%
                                                        -----        -----
Income before taxes                                       2.7%         4.4%
Income tax                                                1.3%         1.7%
                                                        -----        -----
Net income                                                1.4%         2.7%
                                                        =====        =====

     The following table summarizes selected financial data by business segment, for the periods indicated.


                                                        March 31,                %
                                                  2000            2001         Change
                                                  ----            ----         ------
                                                           (in thousands)
Net operating revenues:
-----------------------
   Specialty hospitals                           $  87,351      $ 113,150        29.5%
   Outpatient rehabilitation                       106,869        108,673         1.7%
   Other                                             2,502          3,265        30.5%
                                                 ---------      ---------      ------

      Total company                              $ 196,722      $ 225,088        14.4%
                                                 =========      =========      ======

EBITDA: (b)
-----------
   Specialty hospitals                           $   9,911      $  13,395        35.2%
   Outpatient rehabilitation                        17,173         19,056        11.0%
   Other                                            (4,833)        (5,419)      (12.2)%
                                                 ---------      ---------      ------

      Total company                              $  22,251      $  27,032        21.5%
                                                 =========      =========      ======

Income (loss) from operations:
------------------------------
   Specialty hospitals                           $   8,180      $  10,915        33.4%
   Outpatient rehabilitation                        13,134         15,351        16.9%
   Other                                            (6,084)        (7,050)      (15.9)%
                                                 ---------      ---------      ------

      Total company                              $  15,230      $  19,216        26.2%
                                                 =========      =========      ======

EBITDA margins: (b)
-------------------
   Specialty hospitals                                11.3%          11.8%        4.3%
   Outpatient rehabilitation                          16.1%          17.5%        9.1%
   Other                                               N/M            N/M         N/M
   Total company                                      11.3%          12.0%        6.2%

Total assets:
-------------
   Specialty hospitals                           $ 259,945      $ 255,290
   Outpatient rehabilitation                       353,649        314,962
   Other                                            22,497         11,144
                                                 ---------      ---------
   Total company                                 $ 636,091      $ 581,396
                                                 =========      =========


Purchases of property and equipment, net:
-----------------------------------------
   Specialty hospitals                           $   3,865      $   3,055
   Outpatient rehabilitation                         1,215          1,742
   Other                                               854            528
                                                 ---------      ---------
   Total company                                 $   5,934      $   5,325
                                                 =========      =========
-----------

NM - Not Meaningful

(a) Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b) We define EBITDA as income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest and extraordinary items. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

     The following table reconciles EBITDA to net income:



                                     For the three months ended March 31,
                                             2000              2001
                                             ----              ----
                                                 (in thousands)
EBITDA                                     $ 22,251          $ 27,032
Depreciation and amortization                (7,021)           (7,816)
Interest income                                  82               241
Interest expense                             (8,847)           (8,016)
Minority interest                            (1,118)           (1,407)
Income tax expense                           (2,513)           (3,913)
                                           --------          --------
Net income                                 $  2,834          $  6,121
                                           ========          ========


Three Months Ended March 31, 2001 Compared to March 31, 2000

Net Operating Revenues

     Our net operating revenues increased by 14.4% to $225.1 million for the three months ended March 31, 2001 compared to $196.7 million for the three months ended March 31, 2000.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 29.5% to $113.2 million for the three months ended March 31, 2001 compared to $87.4 million for the three months end March 31, 2000. Net operating revenues for the specialty hospitals operated throughout both periods increased 17.3% to $100.6 million for the three months ended March 31, 2001 from $85.8 million for the three months ended March 31, 2000. This resulted from an improved occupancy rate and a higher non-Medicare payor mix. The remaining increase of $11.0 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 1.7% to $108.7 million for the three months ended March 31, 2001 compared to $106.9 million the three months ended March 31, 2000. The increase was related principally to same store growth experienced at our outpatient locations.

     Other. Our other revenues increased 30.5% to $3.3 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 13.5% to $198.1 million for the three months ended March 31, 2001 compared to $174.4 million for the year ended March 31, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. As a percent of our net operating revenues, our operating expenses declined to 88.0% for the three months ended March 31, 2001 from 88.7% for the three months ended March 31, 2000. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues declined to 80.6% for the three months ended March 31, 2001 from 82.0% for the three months ended March 31, 2000. These costs primarily reflect our labor expenses. The relative reduction in cost of services as a percentage of net operating revenue resulted from lower relative labor costs in both our specialty hospital and outpatient rehabilitation business segments. During the same time period, general and administrative expense as a percentage of net operating revenues remained consistent at 3.7%. Our bad debt expense as a percentage of net operating revenues increased to 3.7% for the three months ended March 31, 2001 compared to 3.0% for the three months ended March 31, 2000. This increase is due to the higher bad debt provisions recorded in our specialty hospital segment in response to our increase in non-Medicare revenue.


EBITDA

     Our total EBITDA increased 21.5% to $27.0 million for the three months ended March 31, 2001 compared to $22.3 million for the three months ended March 31, 2000. Our EBITDA margins increased to 12.0% for the three months ended March 31, 2001 compared to 11.3% for the three months ended March 31, 2000. For cash flow information, see "-Capital Resources and Liquidity."

     Specialty Acute Care Hospitals. EBITDA increased by 35.2% to $13.4 million for the three months ended March 31, 2001 compared to $9.9 million for the three months ended March 31, 2000. Our EBITDA margins increased to 11.8% for the three months ended March 31, 2001 from 11.3% for the three months ended March 31, 2000. Our margins improved because of a greater number of mature hospitals in 2001. The hospitals we operated throughout both periods accounted for $3.0 million of the increase. The EBITDA increase in the same store hospitals resulted from an increase in non-Medicare patient days and its associated revenue per patient day. Our same hospital EBITDA margin increased from 12.5% to 13.6%. The balance of the increase of $0.5 million resulted from our newly developed hospitals.

     Outpatient Rehabilitation. EBITDA increased by 11.0% to $19.1 million for the three months ended March 31, 2001 compared to $17.2 million for the three months ended March 31, 2000. Our EBITDA margins increased to 17.5% for the three months ended March 31, 2001 from 16.1% for the three months ended March 31, 2000. The increase was related principally to same store growth experienced at our outpatient locations.

     Other. The EBITDA loss increased by 12.2% to a loss of $5.4 million for the three months ended March 31, 2001 compared to a loss of $4.8 million for the three months ended March 31, 2000. This increase resulted from the increase in general and administrative costs needed to support the growth of the organization, principally NovaCare and our new hospital development.

Income from Operations

     Income from operations increased 26.2% to $19.2 million for the three months ended March 31, 2001 compared to $15.2 million for the three months ended March 31, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in amortization and depreciation. Depreciation and Amortization increased by 11.3% to $7.8 million for the three months ending March 31, 2001 from $7.0 million for the three months ended March 31, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $0.8 million to $8.0 million for the three months ended March 31, 2001 from $8.8 million for the three months ended March 31, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000. The lower debt levels resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement, divestiture of the NovaCare Occupational Health businesses and operating cash flow.

Minority Interests

     Minority interests in consolidated earnings increased by $0.3 million to $1.4 million for the three months ended March 31, 2001 compared to $1.1 million for the three months ended March 31, 2000. This increase resulted from improved operating performance in our operating subsidiaries that are structured with a minority interest component.

Income Taxes

     We recorded income tax expense of $3.9 million for the three months ended March 31,2001. The expense represented an effective tax rate of 39.0% and approximates the federal and state tax rates. We recorded income tax expense of $2.5 million for the three months ended March 31, 2000. This expense represented an effective tax rate of 47.0%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize carryover net operating losses to offset the effect of our non-deductible goodwill.

Capital Resources and Liquidity

     For the three months ended March 31, 2001 operating activities provided $24.8 million of cash compared to $8.5 million for the three months ended March 31, 2000. The increase in cash flow is attributable to improved earnings, aggressive management of payables and lower day sales outstanding. Our days sales outstanding were 81 days at March 31, 2001 compared to 102 days at March 31, 2000.

     Investing activities used $7.2 million and $7.5 million of cash flow for the three months ended March 31, 2001 and 2000, respectively. This usage in both 2001 and 2000 resulted from purchases of property and equipment of $5.3 million and $5.9 million, respectively related principally to new hospital development. Additionally, we incurred earnout and acquisition payments of $1.9 million and $1.5 million in 2001 and 2000, respectively. The earnout payments relate to obligations we assumed as part of the NovaCare acquisition.

     Financing activities used $18.5 and $0.9 million of cash for the three months ended March 31,2001 and 2000, respectively. This was due principally to the repayment of debt.

Capital Resources

     Net working capital was $110.7 million at March 31, 2001 compared to $105.6 million at December 31, 2000. The increase in net working capital was primarily attributable to a reduction in current liabilities which resulted from payments of seller debt.

     In April 2001, we entered into an amendment to our credit agreement. The amendment required us to apply $24.0 million of the net proceeds from our recent stock offering to repay the U.S. term loan portion of our credit facility. In addition, the amendment permitted us to use $53 million of the net proceeds of the stock offering to redeem our Class A Preferred Stock. Our revolving credit facility was also increased by $20 million.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of March 31, 2001, our weighted average interest rate under our credit agreement was approximately 8.8%. As of March 31, 2001 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $37.2 million under our revolving facility.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. We have opened two specialty hospitals in 2001 and plan to open an additional eight hospitals before the end of 2001. A new specialty hospital has historically required approximately $3.1 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete small acquisitions of specialty hospitals and outpatient rehabilitation businesses. These types of acquisitions typically involve consideration of less than $5.0 million. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

Inflation

     The health care industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curtail increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.


Subsequent Event

     On April 10, 2001 we completed an initial public offering of 9 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions was approximately $77.5 million. On April 20, 2001 the underwriters exercised their option to purchase an additional 1.35 million shares of common stock to cover overallotments. The net proceeds from the exercise of this option were $11.9 million after deduction of the underwriters discount. The proceeds were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility, to redeem $52.8 million of our Class A Preferred Stock and the remainder was used for general corporate purposes including the purchases of minority interests.

     On May 2, 2001, the Company paid all accrued dividends on its Class A and Class B Preferred Stock. Payments of Class A and Class B Preferred dividends totaled $14.1 million and $5.2 million, respectively.

     Some of our outpatient rehabilitation businesses have minority equity owners who we do not control. These minority interests were retained by the previous owners of the businesses when we acquired them and typically are about 20% of the business. We consolidate these majority-owned entities' results of operations.

     The terms of our agreements with these minority owners allow some of them to sell their minority interests back to us upon the completion of our initial public offering. As of May 7, 2001 we have paid these minority owners $5.7 million for their ownership interests. Of this amount, $4.3 million has been paid in cash and $1.4 million has been paid in stock. We expect to complete the purchase of the balance of the interests from these owners in the near future for approximately $6.7 million in cash and $1.9 million in stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.5 million for the three months ended March 31, 2001. As required by our credit agreement, on March 30, 2001 we entered into an interest rate swap agreement that fixes the interest rate cost to us on 50% of the amount of the term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001.

     Approximately 10% of our term-loan borrowings under our credit agreement are denominated in Canadian dollars. Although we are not required by our credit agreement to maintain a hedge on our foreign currency risk, we have entered into a five year agreement that allows us to limit the cost of Canadian dollars to a range of US$0.6631 to US$0.6711 per Canadian dollar to limit our risk on the potential fluctuation in the exchange rate of the Canadian dollar to the U.S. dollar.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On June 9, 1998, a complaint was filed naming a subsidiary of the Company, American Transitional Hospitals, Inc., and its former parent, Beverly Enterprises, Inc., as defendants. This qui tam action seeks triple damages and penalties under the False Claims Act against American Transitional Hospitals. The Department of Justice did not intervene in this action. It is alleged in the complaint that prior to the acquisition, American Transitional Hospitals fraudulently billed Medicare for services that were not rendered and supplies and medications that were not needed. Beverly Enterprises has agreed to indemnify the Company against all losses that result from this litigation up to a cap of $62.8 million, other than for lost profits or consequential damages. Beverly Enterprises is undertaking the legal defense in this case.

     On August 10, 1998 a complaint was filed that named NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action seeks triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On February 1, 2000, the unnamed defendants were dismissed with prejudice, however the relator plaintiff has recently made a motion to name the Company and some of the subsidiaries the Company acquired in the NovaCare acquisition as defendants in this case. NAHC has agreed to fully indemnify the Company for any losses which could result from this case. NAHC has sold all of its operating entities. Based on a review of the complaint, the Company does not believe that this lawsuit is meritorious, and if the Company or any of the NovaCare companies acquired by the Company are named as a defendant, the Company intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

     In addition, as part of its business, the Company is subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, the Company generally maintains professional malpractice liability insurance and general liability insurance in amounts and with deductibles that the Company believes to be sufficient for its operations. The Company also maintains umbrella liability coverage covering claims which, due to their nature or amount, are not covered by its insurance policies. There is no assurance that professional liability insurance will cover all claims against the Company or continue to be available at reasonable costs for the Company to maintain adequate levels of insurance. These insurance policies also do not cover punitive damages.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 10, 2001, the Company completed an initial public offering of 9,000,000 shares of its common stock at an offering price of $9.50 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-48856) that was declared effective by the Securities and Exchange Commission on April 4, 2001. Merrill Lynch, Pierce, Fenner & Smith, Incorporated, J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, CIBC World Markets Corp., SG Cowen Securities Corporation and First Union Securities, the managing underwriters of the offering, also exercised an overallotment option on April 20, 2001, for 1,350,000 at a price of $9.50 per share.

     The aggregate proceeds to the Company from the offering were $98.3 million. In connection with the offering, the Company paid an aggregate of $6.9 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, registration, filing and other costs were approximately $2.0 million. The Company's Class B Preferred Stock automatically converted into 9,216,000 shares of common stock upon completion of the offering.

     The net proceeds of $89.4 million were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to redeem Class A Preferred Stock.

     On March 28, 2001, the Company affected a 1 for .576 reverse split of its common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 23, 2001, the Company's stockholders adopted several resolutions by written consent of the stockholders holding a majority of the Company's stock that were eligible to vote on such matters. A brief description of each of the matters adopted by the Company's stockholders is set forth below.

     The Company's stockholders adopted a resolution to restate the Company's certificate of incorporation. The restated certificate of incorporation was approved in anticipation of the Company's initial public offering, and the certificate contained terms that are more typically found in the certificates of incorporation of public companies.

     The Company's stockholders also adopted a resolution amending and restating the Company's bylaws in anticipation of the Company's initial public offering. The amended and restated bylaws were approved because they were better suited for a public company than the old bylaws had been.

     In addition to the above-referenced resolutions, the Company's stockholders adopted a plan of recapitalization that provided for a reverse split of all classes of the Company's stock. The recapitalization was necessary for several reasons, primarily associated with the valuation of the Company in association with its initial public offering.

     The Company's stockholders also adopted a resolution altering the number of options available under the Company's previously approved 1997 Stock Option Plan, as well as the underlying shares that are reserved for issuance upon exercise of options granted pursuant to the Company's 1997 Stock Option Plan.

     Further information regarding the above-referenced matters submitted to the Company's stockholders in the first quarter of 2001 is available in the Company's Registration Statement on Form S-1, as amended (Registration no. 333-48856). In addition, the form of the Company's certificate of incorporation and bylaws, and the amended and restated 1997 Stock Option Plan have been filed as exhibits to the Company's Registration Statement on Form S-1.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits

                The exhibits to this report are listed in the Exhibit Index appearing on page 22 hereof.

     b.     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company in the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SELECT MEDICAL CORPORATION


                                 By:  /s/       Martin F. Jackson
                                      --------------------------------------
                                                Martin F. Jackson
                                      Senior Vice President and Chief Financial
                                      Officer
                                      (Duly Authorized Officer)

                                 By:  /s/       Scott A. Romberger
                                      ------------------------------------
                                                Scott A. Romberger
                                      Vice President, Chief Accounting
                                      Officer and Controller
                                      (Principal Accounting Officer)




Dated:  May 15, 2001

                                  EXHIBIT INDEX

Exhibit         Description
-------         -----------

 10.1 Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc. (incorporated herein by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.2 Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio (incorporated herein by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.3 Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio (incorporated herein by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.4 Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice (incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.5 Amendment No. 1 dated as of February 23, 2001 to Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.6 Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch (incorporated herein by reference to Exhibit 10.51 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.7 Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson(incorporated herein by reference to Exhibit 10.52 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.8 Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch (incorporated herein by reference to Exhibit 10.53 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.9 Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin (incorporated herein by reference to Exhibit 10.54 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).
 10.10 The Amended and Restated 1997 Stock Option Plan, which was amended and restated on February 22, 2001 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-48856).