Form 10-Q
period 2001-06-30
SELECT MEDICAL CORP
filed 2001-08-10
CIK 1035688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 30, 2001
     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.



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

                                    YES  X   NO
                                        ---     ---


          As of July 31, 2001, the number of outstanding shares of the Registrant's Common Stock was 45,327,232.

================================================================================

TABLE OF CONTENTS
-----------------

PART I     FINANCIAL INFORMATION....................................................    3

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

           Consolidated balance sheets..............................................    3

           Consolidated statements of operations....................................    4

           Consolidated statement of changes in stockholders' equity................    5

           Consolidated statements of cash flows....................................    6

           Notes to consolidated financial statements...............................    7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS................................................   19

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............   29

PART II    OTHER INFORMATION........................................................   30

ITEM 1.    LEGAL PROCEEDINGS........................................................   30

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS................................   30

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES..........................................   30

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   31

ITEM 5.    OTHER INFORMATION........................................................   31

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.........................................   31

SIGNATURES .........................................................................   32

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           SELECT MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                                                                  June 30,        December 31,
                                                                                                    2001              2000
                                                                                                    ----              ----
                                           Assets                                                (unaudited)
Current Assets:
    Cash and cash equivalents                                                                   $      14,095     $      3,151
    Accounts receivable, net of allowance for doubtful accounts of $76,223
        and $75,517 in 2001 and 2000, respectively                                                    207,093          196,505
    Prepaid income taxes                                                                                2,057            1,093
    Other current assets                                                                               16,637           17,407
                                                                                                -------------     ------------
Total Current Assets                                                                                  239,882          218,156

Property and equipment, net                                                                            88,847           84,976
Intangible assets                                                                                     259,941          251,399
Other assets                                                                                           23,838           32,269
                                                                                                -------------     ------------

Total Assets                                                                                    $     612,508     $    586,800
                                                                                                =============     ============

                                            Liabilities and Stockholders' Equity
Current Liabilities:
    Bank overdrafts                                                                             $      10,769     $     14,218
    Current portion of long-term debt and notes payable                                                11,873           18,746
    Accounts payable                                                                                   30,949           28,795
    Accrued payroll                                                                                    23,906           21,466
    Accrued vacation                                                                                   10,672            7,701
    Accrued restructuring                                                                               2,825            4,701
    Accrued other                                                                                      25,223           15,451
    Due to third party payors                                                                           5,225            1,511
                                                                                                -------------     ------------
Total Current Liabilities                                                                             121,442          112,589

Long-term debt, net of current portion                                                                282,318          284,042
                                                                                                -------------     ------------

Total liabilities                                                                                     403,760          396,631

Commitments and Contingencies

Minority interest in consolidated subsidiary companies                                                  4,094           12,098

Preferred stock - Class A, non-voting, $1,000 per share redemption value
    Authorized shares - 55,000 Issued and outstanding shares - 52,838 at December 31, 2000                  -           65,481

Convertible Preferred stock - Class B, non-voting, $3.75 per share redemption value Authorized shares - 16,000,000 Issued and outstanding shares -
    16,000,000 at December 31, 2000                                                                         -           64,092

Stockholders' Equity:
    Common stock - $.01 par value:  Authorized shares - 78,000,000,
    Issued shares - 45,787,000 in 2001 and 25,697,000 in 2000                                             458              257
    Capital in excess of par                                                                          224,507           73,069
    Accumulated deficit                                                                               (18,714)         (23,757)
    Treasury stock, at cost - 461,000 and 221,000 shares in 2001 and 2000, respectively                (1,560)          (1,039)
    Accumulated other comprehensive loss                                                                  (37)             (32)
                                                                                                -------------     ------------
Total Stockholders' Equity                                                                            204,654           48,498
                                                                                                -------------     ------------

Total Liabilities and Stockholders' Equity                                                      $     612,508     $    586,800
                                                                                                =============     ============

  See accompanying notes.

                           SELECT MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                             For the Quarter Ended June 30,    For the Six Months Ended June 30,
                                                            --------------------------------   ---------------------------------
                                                                2001               2000             2001                2000
                                                            -------------      -------------   --------------      -------------
Net operating revenues                                      $     234,199      $     200,700   $      459,287      $     397,422
                                                            -------------      -------------   --------------      -------------

Costs and expenses:
    Cost of services                                              188,688            161,193          369,961            322,418
    General and administrative                                      8,554              7,440           16,994             14,768
    Bad debt expense                                                8,305              6,715           16,648             12,633
    Depreciation and amortization                                   7,863              7,074           15,679             14,095
                                                            -------------      -------------   --------------      -------------
Total costs and expenses                                          213,410            182,422          419,282            363,914
                                                            -------------      -------------   --------------      -------------

Income from operations                                             20,789             18,278           40,005             33,508

Other income and expense:
Interest income                                                       (39)              (140)            (280)              (222)
Interest expense                                                    7,506              9,453           15,522             18,300
                                                            -------------      -------------   --------------      -------------

Income before minority interests, income taxes
and extraordinary item                                             13,322              8,965           24,763             15,430

Minority interest in consolidated subsidiary companies                865              1,060            2,272              2,178
                                                            -------------      -------------   --------------      -------------

Income before income taxes and extraordinary item                  12,457              7,905           22,491             13,252

Income tax expense                                                  4,859              3,715            8,772              6,228
                                                            -------------      -------------   --------------      -------------

Net income before extraordinary item                                7,598              4,190           13,719              7,024

Extraordinary item (net of tax benefit of $5,547)                   8,676                  -            8,676                  -
                                                            -------------      -------------   --------------      -------------

Net income (loss)                                           $      (1,078)     $       4,190   $        5,043      $       7,024

Less: Preferred dividends                                            (207)            (2,154)          (2,513)            (4,271)
                                                            -------------      -------------   --------------      -------------

Net income (loss) available to common stockholders          $      (1,285)     $       2,036   $        2,530      $       2,753
                                                            =============      =============   ==============      =============

Net income (loss) per common share:
         Basic:
             Income before extraordinary item               $        0.17      $        0.08   $         0.32      $        0.11
             Extraordinary item                                     (0.20)                 -            (0.25)                 -
                                                            --------------------------------------------------------------------
             Income (loss) per common share                 $       (0.03)     $        0.08   $         0.07      $        0.11
         Diluted:
             Income before extraordinary item               $        0.16      $        0.08   $         0.29      $        0.11
             Extraordinary item                                     (0.19)                 -            (0.20)                 -
                                                            --------------------------------------------------------------------
             Income (loss) per common share                 $       (0.03)     $        0.08   $         0.09      $        0.11
Weighted average shares outstanding:
         Basic                                                     43,259             25,447           34,417             25,470
         Diluted                                                   47,205             25,509           41,788             25,482

See accompanying notes.

                           SELECT MEDICAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (unaudited)


                                                                                                         Accumulated
                                                            Common   Capital in                            Other
                                                  Common   Stock Par  Excess of   Accumulated Treasury  Comprehensive  Comprehensive
                                                  Stock      Value      Par         Deficit     Stock        Loss      Income (Loss)
                                                                                                                       -------------
                                                 -------------------------------------------------------------------
Balance at December 31, 2000                      25,697    $ 257     $ 73,069     $ (23,757) $ (1,039)       $ (32)
    Net income                                                                         5,043                           $      5,043
    Accumulated other comprehensive loss                                                                         (5)             (5)
                                                                                                                       ------------
    Total comprehensive income                                                                                         $      5,038
                                                                                                                       ============
    Issuance of common stock in
      connection with initial public offering,
      net of issuance costs of $2,274             10,350      104       89,065
    Conversion of Class B Preferred Stock          9,216       92       59,908
    Stock issued to acquire minority interest        523        5        4,968
    Purchase of treasury stock                                                                    (521)
    Issuance of common stock                           1                    10
    Preferred stock dividends                                           (2,513)
                                                 ------------------------------------------------------------------
Balance at June 30, 2001                          45,787    $ 458     $224,507     $ (18,714) $ (1,560)       $ (37)
                                                 ==================================================================

See accompanying notes.

                           SELECT MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                         For the Six Months Ended June 30,
                                                                        -----------------------------------
                                                                              2001                2000
                                                                        ----------------    ---------------
Operating activities
Net income                                                              $          5,043    $         7,024
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                             15,679             14,095
        Provision for bad debts                                                   16,648             12,633
        Minority interests                                                         2,272              2,178
        Extraordinary item                                                         8,676                  -
        Changes in operating assets and liabilities, net of
            effects from acquisition of businesses:
                Accounts receivable                                              (25,997)            (6,786)
                Other current assets                                                 872             (3,247)
                Other assets                                                       5,639             (3,583)
                Accounts payable                                                   2,137             (2,109)
                Due to third-party payors                                          3,714             (5,701)
                Accrued expenses                                                  11,518              5,392
                Income taxes                                                       5,695              5,659
                                                                        ----------------    ---------------
Net cash provided by operating activities                                         51,896             25,555
                                                                        ----------------    ---------------

Investing activities
Purchases of property and equipment, net                                         (10,810)           (10,183)
Proceeds from disposal of assets                                                     808                  -
Proceeds from disposal of assets held for sale                                         -             11,750
Earnout payments                                                                  (4,763)            (1,959)
Acquisition of businesses, net of cash acquired                                  (11,723)              (965)
                                                                        ----------------    ---------------
Net cash used in investing activities                                            (26,488)            (1,357)
                                                                        ----------------    ---------------

Financing activities
Issuance of 9.5% Senior Subordinated Notes                                       175,000                  -
Net repayments on credit facility debt                                           (96,000)           (10,000)
Repayment of 10% Senior Subordinated Notes                                       (90,000)                 -
Payment of deferred financing fees                                                (4,681)                 -
Principal payments on seller and other debt                                      (10,561)           (15,152)
Proceeds from initial public offering, net of fees                                89,169                  -
Redemption of Class A Preferred Stock                                            (52,838)                 -
Payment of Class A and Class B Preferred Stock Dividends                         (19,248)                 -
Proceeds from issuance of common stock                                                10                922
Purchase of treasury stock                                                             -               (199)
Proceeds from (repayment of) bank overdrafts                                      (3,449)             2,348
Distributions to minority interests                                               (1,846)            (1,095)
                                                                        ----------------    ---------------
Net cash used in financing activities                                            (14,444)           (23,176)
                                                                        ----------------    ---------------

Effect of exchange rate changes on cash
     and cash equivalents                                                            (20)                 7
                                                                        ----------------    ---------------

Net increase in cash and cash equivalents                                         10,944              1,029

Cash and cash equivalents at beginning of period                                   3,151              4,067
                                                                        ----------------    ---------------
Cash and cash equivalents at end of period                              $         14,095    $         5,096
                                                                        ================    ===============

Supplemental Cash Flow Information
Cash paid for interest                                                  $         15,423    $        18,301
Cash paid for income taxes                                              $          2,328    $           563

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the "Company") as of and for the three and six month periods ended June 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Registration Statements on Form S-1, as amended (Registration No. 333-48856) and Form S-4, as amended (Registration No. 333-63828). Furthermore, the Company believes that disclosure related to its commitments and contingencies provided in the Form S-1, as amended, and Form S-4, as amended, continues to be adequate.

2. Accounting Policies


Reclassifications

     Certain amounts on the December 31, 2000 consolidated balance sheet have been reclassified to conform to the classifications used on the June 30, 2001 consolidated balance sheet.

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

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board approved SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible
Assets" which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. The Company is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15,

2000 and was therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and was therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. The adoption of SFAS 133 and SFAS 138 had no effect on the Company's consolidated financial statements.


3. Stock Option Plan

     During the first six months of 2001, the Company granted stock options under its 1997 Stock Option Plan for 2,455,000 shares of common stock at exercise prices ranging from $9.50 to $14.15 per share.


4. Redeemable Preferred Stock and Stockholders' Equity

Preferred Stock

     In connection with the Company's initial public offering which consummated April 10, 2001, all outstanding Class A Preferred Stock was redeemed and all Class B Preferred Stock was converted to common stock.

     On May 2, 2001, the Company paid all accrued dividends on its Class A and Class B Preferred Stock. Payments of Class A and Class B Preferred Stock dividends totaled $14.1 million and $5.2 million, respectively.

Common Stock

     On March 28, 2001, the Company effected a 1 for .576 reverse split of its common stock. Accordingly, all common issued and outstanding share and per share information has been retroactively restated to reflect the effects of this stock split.

     In connection with the debt offering as described in Note 9, the Company repaid its November 19, 1999 10% Senior Subordinated Note which resulted in the return to the Company of 240,048 shares of common stock that were issued to WCAS Capital Partners III, L.P. in conjunction with the its November 19, 1999 10% Senior Subordinated Note.


5. Initial Public Offering

     On April 10, 2001, the Company completed an initial public offering of 9,000,000 shares of its common stock at an offering price of $9.50 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-48856) that was declared effective by the Securities and Exchange Commission on April 4, 2001. On April 20, 2001, the underwriters of the offering exercised an overallotment option and purchased an additional 1,350,000 shares at a price of $9.50 per share. The overallotment offering closed on April 25, 2001. The net proceeds of the initial offering and the overallotment offering of $89.2 million were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to redeem Class A Preferred Stock. All 52,838 shares of the Class A Preferred Stock were redeemed on April 10, 2001 for $52,838,000. In addition, the Company's Class B Preferred Stock automatically converted into 9,216,000 shares of common stock upon completion of the offering.

     In April 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock.

     In conjunction with the Company's initial public offering, the Company purchased outstanding minority interests of certain of its subsidiaries for $9.7 million in cash and $5.0 million in common stock. The Company expects to complete the purchase of the balance of the interests from these owners in the near future for approximately $1.1 million in cash. The acquisitions were accounted for using the purchase method of accounting.


6. Segment Information

     The Company's segments consist of (i) inpatient hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as earnings before interest, minority interest, income taxes, extraordinary items, special charges, depreciation and amortization. All segment revenues are from external customers.

     The following table summarizes selected financial data for the Company's reportable segments:

                                                           Three Months Ended June 30, 2001
                                ---------------------------------------------------------------------------------------
                                      Specialty              Outpatient
                                      Hospitals            Rehabilitation          All Other             Total
                                ---------------------------------------------------------------------------------------
Net revenue                       $  119,035,000           $   111,958,000      $   3,206,000       $  234,199,000
EBITDA                                13,583,000                20,631,000         (5,562,000)          28,652,000
Total assets                         262,027,000               335,418,000         15,063,000          612,508,000
Capital expenditures                   3,254,000                 2,024,000            207,000            5,485,000

                                                           Three Months Ended June 30, 2000
                                -----------------------------------------------------------------------------------
                                      Specialty               Outpatient
                                      Hospitals             Rehabilitation          All Other            Total
                                -----------------------------------------------------------------------------------
Net revenue                       $   90,959,000           $   107,241,000      $   2,500,000       $ 200,700,000
EBITDA                                11,031,000                19,260,000         (4,939,000)         25,352,000
Total assets                         246,297,000               350,453,000         12,955,000         609,705,000
Capital expenditures                   3,046,000                   749,000            455,000           4,250,000

                                                            Six Months Ended June 30, 2001
                                -----------------------------------------------------------------------------------
                                      Specialty              Outpatient
                                      Hospitals            Rehabilitation          All Other             Total
                                -----------------------------------------------------------------------------------
Net revenue                       $  232,185,000           $   220,631,000      $   6,471,000       $ 459,287,000
EBITDA                                26,978,000                39,686,000        (10,980,000)         55,684,000
Total assets                         262,027,000               335,418,000         15,063,000         612,508,000
Capital expenditures                   6,309,000                 3,766,000            735,000          10,810,000

                                                            Six Months Ended June 30, 2000
                                -----------------------------------------------------------------------------------
                                      Specialty               Outpatient
                                      Hospitals             Rehabilitation          All Other            Total
                                -----------------------------------------------------------------------------------
Net revenue                       $   178,310,000            $ 214,109,000        $  5,003,000       $ 397,422,000
EBITDA                                 20,942,000               36,433,000          (9,772,000)         47,603,000
Total assets                          246,297,000              350,453,000          12,955,000         609,705,000
Capital expenditures                    6,910,000                1,964,000           1,309,000          10,183,000


A reconciliation of EBITDA to net income (loss) is as follows:

                                             For the three months ended June 30,           For the six months ended June 30,
                                                2001                     2000                 2001                  2000
                                         -------------------------------------------------------------------------------------
EBITDA                                     $ 28,652,000            $ 25,352,000           $ 55,684,000         $ 47,603,000
Depreciation and amortization                (7,863,000)             (7,074,000)           (15,679,000)         (14,095,000)
Interest income                                  39,000                 140,000                280,000              222,000
Interest expense                             (7,506,000)             (9,453,000)           (15,522,000)         (18,300,000)
Minority interest                              (865,000)             (1,060,000)            (2,272,000)          (2,178,000)
Income tax expense                           (4,859,000)             (3,715,000)            (8,772,000)          (6,228,000)
Extraordinary item                           (8,676,000)                     --             (8,676,000)                  --
                                         -------------------------------------------------------------------------------------
Net income (loss)                          $ (1,078,000)           $  4,190,000           $  5,043,000         $  7,024,000
                                         =====================================================================================

7. Restructuring Charges

The following summarizes the Company's restructuring activity:

                             Lease
                          Termination
                             Costs        Severance       Other         Total
                         ------------------------------------------------------
January 1, 2001          $  3,685,000     $ 940,000   $   76,000    $ 4,701,000
Amounts paid in 2001       (1,120,000)     (680,000)     (76,000)    (1,876,000)
                         ------------------------------------------------------
June 30, 2001            $  2,565,000     $ 260,000   $        -    $ 2,825,000
                         ======================================================

Management expects to pay out the remaining restructuring reserves through 2003 which is consistent with the original plan. The accrued severance costs above represent 60 and 7 terminated employees at January 1, 2001 and June 30, 2001, respectively.

8.   Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                          Three Months Ended                Six Months Ended
                                                                               June 30,                         June 30,
                                                                         2001            2000             2001            2000
                                                                   -----------------------------------------------------------------
Numerator:
Net income before extraordinary item                                $   7,598,000    $   4,190,000   $  13,719,000    $  7,024,000
Extraordinary item, net of $5,547,000 tax benefit                      (8,676,000)               -      (8,676,000)              -
                                                                   -----------------------------------------------------------------
Net income (loss)                                                      (1,078,000)       4,190,000       5,043,000       7,024,000
  Less:  Class A and Class B Preferred stock
     dividends                                                            207,000        2,154,000       2,513,000       4,271,000
                                                                   -----------------------------------------------------------------
  Numerator for basic earnings per share - income
    (loss) available to common stockholders                            (1,285,000)       2,036,000       2,530,000       2,753,000

Effect of dilutive securities:
  Class B Preferred stock dividends                                        61,000                -       1,067,000               -
                                                                   -----------------------------------------------------------------
  Numerator for diluted earnings per share -
    income (loss) available to common
    stockholders after assumed conversions                          $  (1,224,000)   $   2,036,000   $   3,597,000    $  2,753,000
                                                                   =================================================================
Denominator:
  Denominator for basic earnings per share -
   weighted average shares                                             43,259,000       25,447,000      34,417,000      25,470,000
  Effect of dilutive securities:
  a)  Stock options                                                     1,887,000           40,000       1,387,000          12,000
  b)  Warrants                                                          1,046,000           22,000         892,000               -
  c)  Convertible preferred stock                                       1,013,000                -       5,092,000               -
                                                                   -----------------------------------------------------------------
Denominator for diluted earnings per share-
   adjusted weighted average shares and assumed
   conversions                                                         47,205,000       25,509,000      41,788,000      25,482,000
                                                                   =================================================================

  Basic income (loss) per common share:
  Income before extraordinary item                                  $        0.17    $        0.08   $        0.32    $       0.11
       Extraordinary item                                                   (0.20)               -           (0.25)
                                                                   -----------------------------------------------------------------
       Income (loss) per common share                               $       (0.03)   $        0.08   $        0.07    $       0.11
                                                                   =================================================================
  Diluted income (loss) per common share:
  Income before extraordinary item                                  $        0.16    $        0.08   $        0.29    $       0.11
       Extraordinary item                                                   (0.19)               -           (0.20)              -
                                                                   -----------------------------------------------------------------
       Diluted income (loss) per common share                       $       (0.03)   $        0.08   $        0.09    $       0.11
                                                                   =================================================================

9.   Debt Offering

     On June 11, 2001, the Company issued and sold $175.0 million aggregate principle amount of 9 1/2 % Senior Subordinated Notes (the "Senior Subordinated Notes") due June 15, 2009. The notes were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-4 (the "Registration Statement") (Registration No. 333-63828) that was declared effective by the Securities and Exchange Commission on July 12, 2001.

     The net proceeds relating to the offering were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to repay 10% Senior Subordinate Notes. Deferred financing costs and discounts related to the repayments of $8,676,000, net of tax, were reflected as an extraordinary loss for the quarter ended June 30, 2001. The Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain wholly owned subsidiaries (the "Subsidiary Guarantors"). Certain of the Company's subsidiaries will not guarantee the notes (the "Non-Guarantor Subsidiaries"). The creditors of the Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     In June 2001 in anticipation of the senior subordinated note offering, the Company entered into an amendment to its credit agreement. The amendment allowed for the net proceeds of the senior note offering to be used to repay $51.0 million of senior debt under the U.S. term loan portion and $28.0 million of senior debt under the U.S. revolving portion of the Company's bank credit facility and to repay $90.0 million of existing senior subordinated debt. The amendment to the credit facility also increased the revolving credit facility by $77.4 million. The credit facility now consists of a term facility of approximately $100 million and a revolving credit facility of approximately $152.4 million.

     Maturities of long term debt for the years after 2001 are:

                       2002                      $    7,751,000
                       2003                           4,476,000
                       2004                           6,037,000
                       2005                          88,950,000
                       Thereafter                   175,104,000



10.  Supplemental Disclosures of Cash Flow Information

     Non-cash investing and financing activities are comprised of the following for the six months ended June 30, 2001 and 2000:


                                                     2001            2000
                                                 ------------------------------
Conversion of preferred stock into common stock   $ 60,000,000    $          -
Preferred stock dividends                         $          -    $  4,271,000
Minority interest repurchase                      $  4,973,000    $          -
Notes issued with acquisitions                    $          -    $     50,000
Issuance of warrants                              $          -    $  1,104,000

11.  Financial Information for Subsidiary Guarantors and Non-Guarantor
     Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2001 and for the six months ended June 30, 2001 and 2000. All Subsidiary Guarantors were wholly-owned as of the date of the registration of the debt offering as described in Note 9.

     On October 1, 2000, the Company transferred the operating assets of one of its subsidiaries into a newly organized partnership and simultaneously sold partnership units to unaffiliated investors. The operations of this business through a 100% owned subsidiary occurring before October 1, 2000 have been included as a Subsidiary Guarantor. The operations commencing on October 1, 2000 through a minority owned partnership are presented as a Non-Guarantor Subsidiary.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries:

          Canadian Back Institute
          Kentucky Orthopedic Rehabilitation, LLC.
          Medical Information Management Systems, LLC.
          Millennium Rehab Services, LLC.
          Rehab Advantage Therapy Services, LLC.
          Select Houston Partners, L.P.
          Select Management Services, LLC.
          Select Specialty Hospital - Biloxi, Inc.
          TJ Corporation I, LLC.

                                                                                 Select Medical Corporation
                                                                           Condensed Consolidating Balance Sheets
                                                                                     June 30, 2001
                                                        ----------------------------------------------------------------------------
                                                           Select Medical
                                                           Corporation                      Non-
                                                          (Parent Company   Subsidiary    Guarantor
                                                                 only)      Guarantors  Subsidiaries   Eliminations   Consolidated
                                                        ----------------- ------------ ------------- --------------- --------------
Assets
Current Assets:
    Cash and cash equivalents                              $    11,285    $     799    $    2,011    $        -       $    14,095
    Accounts receivable, net                                      (329)     174,687        32,735             -           207,093
    Prepaid income taxes                                           153          446         1,458             -             2,057
    Other current assets                                         1,436       13,030         2,171             -            16,637
                                                        --------------    ---------    ----------    ----------       -----------
Total Current Assets                                            12,545      188,962    $   38,375             -          $239,882

Property and equipment, net                                      8,036       61,608        19,203             -            88,847
Investment in affiliates                                       321,448       26,392             -      (347,840) (a)            -
Intangible assets                                                5,857      208,215        45,869             -           259,941
Other assets                                                    10,814       11,161         1,863             -            23,838
                                                        --------------    ---------    ----------    ----------       -----------
Total Assets                                               $   358,700    $ 496,338    $  105,310    $ (347,840)      $   612,508
                                                        ==============    =========    ==========    ==========       ===========

Liabilities and Stockholders' Equity
Current Liabilities:
    Bank overdrafts                                        $    10,769    $       -    $        -    $        -       $    10,769
    Current portion of long-term debt and notes
      payable                                                    1,417       10,154           302             -            11,873
    Accounts payable                                             3,919       22,131         4,899             -            30,949
    Intercompany accounts                                       84,907      (86,475)        1,568             -                 -
    Accrued payroll                                                577       23,231            98             -            23,906
    Accrued vacation                                             1,879        7,594         1,199             -            10,672
    Accrued restructuring                                            -        2,825             -             -             2,825
    Accrued other                                                6,264       15,465         3,494             -            25,223
    Due to third party payors                                  (21,770)      32,770        (5,775)            -             5,225
                                                        --------------    ---------    ----------    ----------       -----------
Total Current Liabilities                                       87,962       27,695         5,785             -           121,442

Long-term debt, net of current portion                          66,084      162,789        53,445             -           282,318
                                                        --------------    ---------    ----------    ----------       -----------
Total liabilities                                              154,046      190,484        59,230             -           403,760

Commitments and Contingencies

Minority interest in consolidated subsidiary companies               -            -         4,094             -             4,094

Preferred stock - Class A                                            -            -             -             -                 -

Convertible Preferred stock - Class B                                -            -             -             -                 -

Stockholders' Equity:
    Common stock                                                   458            -             -             -               458
    Capital in excess of par                                   224,507            -             -             -           224,507
    Accumulated deficit                                        (18,714)       3,247         8,342       (11,589) (b)      (18,714)
    Subsidiary investment                                            -      302,607        33,644      (336,251) (a)            -
    Treasury stock, at cost                                     (1,560)           -             -             -            (1,560)
    Accumulated other comprehensive loss                           (37)           -             -             -               (37)
                                                        --------------    ---------    ----------    ----------       -----------
Total Stockholders' Equity                                     204,654      305,854        41,986      (347,840)          204,654
                                                        --------------    ---------    ----------    ----------       -----------
Total Liabilities and Stockholders' Equity                 $   358,700    $ 496,338    $  105,310    $ (347,840)      $   612,508
                                                        ==============    =========    ==========    ==========       ===========

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.

                                                                       Select Medical Corporation
                                                             Condensed Consolidating Statement of Operations
                                                                  For the Six Months Ended June 30, 2001
                                          -------------------------------------------------------------------------------------
                                           Select Medical
                                             Corporation
                                          (Parent Company     Subsidiary      Non-Guarantor
                                               Only)          Guarantors       Subsidiaries      Eliminations         Consolidated
                                          ----------------  --------------  -----------------  ----------------      --------------
Net operating revenues                    $          6,023  $      372,521  $          80,743  $              -      $      459,287
                                          ----------------  --------------  -----------------  ----------------      --------------

Costs and expenses:
    Cost of services                                     -         305,097             64,864                 -             369,961
    General and administrative                      16,994               -                  -                 -              16,994
    Bad debt expense                                     -          14,427              2,221                 -              16,648
    Depreciation and amortization                      919          12,356              2,404                 -              15,679
                                          ----------------  --------------  -----------------  ----------------      --------------
Total costs and expenses                            17,913         331,880             69,489                 -             419,282
                                          ----------------  --------------  -----------------  ----------------      --------------

Income (loss) from operations                      (11,890)         40,641             11,254                 -              40,005

Other income and expense:
Intercompany charges                               (21,688)         18,359              3,329                 -                   -
Interest income                                       (102)           (177)                (1)                -                (280)
Interest expense                                     3,575           9,279              2,668                 -              15,522
                                          ----------------  --------------  -----------------  ----------------      --------------
Income before minority interests and
  income taxes                                       6,325          13,180              5,258                 -              24,763

Minority interest in consolidated
  subsidiary companies                                   -             578              1,694                 -               2,272
                                          ----------------  --------------  -----------------  ----------------      --------------

Income before income taxes                           6,325          12,602              3,564                 -              22,491

Income tax expense                                   2,594           5,903                275                 -               8,772

Equity in earnings of subsidiaries                   9,988           1,878                  -           (11,866) (a)              -
                                          ----------------  --------------  -----------------  ----------------      --------------

Net income before extraordinary item      $         13,719  $        8,577  $           3,289  $        (11,866)     $       13,719

Extraordinary item                                   8,676               -                  -                 -               8,676
                                          ----------------  --------------  -----------------  ----------------      --------------
Net income (loss)                         $          5,043  $        8,577  $           3,289  $        (11,866)     $        5,043
                                          ================  ==============  =================  ================      ==============

(a)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                                                                                Select Medical Corporation
                                                                       Condensed Consolidating Statement of Operations
                                                                            For the Six Months Ended June 30, 2000
                                                        ---------------------------------------------------------------------------
                                                         Select Medical
                                                        Corporation (Parent  Subsidiary   Non-Guarantor
                                                           Company Only)     Guarantors   Subsidiaries   Eliminations  Consolidated
                                                        ---------------------------------------------------------------------------
Net operating revenues                                     $      5,003      $  353,494    $   38,925     $       -      $ 397,422
                                                           ------------      ----------    ----------     ---------      ---------
Costs and expenses:
    Cost of services                                                  -         290,489        31,929             -        322,418
    General and administrative                                   14,768               -             -             -         14,768
    Bad debt expense                                                  -          12,038           595             -         12,633
    Depreciation and amortization                                   784          11,970         1,341             -         14,095
                                                           ------------      ----------    ----------     ---------      ---------
Total costs and expenses                                         15,552         314,497        33,865             -        363,914
                                                           ------------      ----------    ----------     ---------      ---------

Income (loss) from operations                                   (10,549)         38,997         5,060             -         33,508

Other income and expense:
Intercompany charges                                            (21,244)         20,443           801             -              -
Interest income                                                    (188)           (34)             -             -           (222)
Interest expense                                                  4,439          12,333         1,528             -         18,300
                                                           ------------      ----------    ----------     ---------      ---------

Income before minority interests and income taxes                 6,444           6,255         2,731             -         15,430

Minority interest in consolidated subsidiary companies                -             864         1,314             -          2,178
                                                           ------------      ----------    ----------     ---------      ---------
Income before income taxes                                        6,444           5,391         1,417             -         13,252

Income tax expense                                                2,216           3,824           188             -          6,228


Equity in earnings of subsidiaries                                2,796             753             -        (3,549) (a)         -
                                                           ------------      ----------    ----------     ---------      ---------
Net income                                                 $      7,024      $    2,320    $    1,229     $  (3,549)     $   7,024
                                                           ============      ==========    ==========     =========      =========

(a)  Elimination of equity in net income (loss) from consolidated subsidiaries.

                                                                          Select Medical Corporation
                                                                 Condensed Consolidating Statement of Cash Flows
                                                                     For the Six Months Ended June 30, 2001
                                                 --------------------------------------------------------------------------------
                                                   Select Medical
                                                 Corporation (Parent   Subsidiary    Non-Guarantor
                                                    Company Only)      Guarantors    Subsidiaries   Eliminations      Consolidated
                                                 -------------------   ----------    -------------  ------------     -------------
Operating activities
Net income (loss)                                     $  5,043              8,577           3,289        (11,866)(a)         5,043
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                        919             12,356           2,404              -            15,679
      Provision for bad debts                                -             14,427           2,221              -            16,648
      Minority interests                                     -                578           1,694              -             2,272
      Extraordinary item                                 8,676                  -               -              -             8,676
      Changes in operating assets and
        liabilities, net of effects from
        acquisition of businesses:
           Equity (loss) in earnings of
             subsidiaries                               (9,988)            (1,878)              -         11,866 (a)             -
           Intercompany                                 31,263            (34,877)          3,614              -                 -
           Accounts receivable                              29            (18,602)         (7,424)             -           (25,997)
           Other current assets                             92              1,188            (408)             -               872
           Other assets                                     47              6,230            (638)             -             5,639
           Accounts payable                              1,572               (429)            994              -             2,137
           Due to third-party payors                    (6,000)            11,080          (1,366)             -             3,714
           Accrued expenses                                344              9,577           1,597              -            11,518
           Income taxes                                 (8,343)            14,982            (944)             -             5,695
                                                    ----------         ----------    ------------   ------------       -----------
Net cash provided by operating activities               23,654             23,209           5,033              -            51,896
                                                    ----------         ----------    ------------   ------------       -----------

Investing activities
Purchases of property and equipment, net                  (735)            (8,851)         (1,224)             -           (10,810)
Proceeds from disposal of assets                             -                808               -              -               808
Earnout payments                                             -             (4,763)              -              -            (4,763)
Acquisition of businesses, net of cash
  acquired                                             (11,723)                 -               -              -           (11,723)
                                                    ----------         ----------    ------------   ------------       -----------
Net cash used in investing activities                  (12,458)           (12,806)         (1,224)             -           (26,488)
                                                    ----------         ----------    ------------   ------------       -----------

Financing activities
Issuance of 9.5% Senior Subordinated Notes             175,000                  -               -              -           175,000
Net repayments on credit facility debt                 (96,000)                 -               -              -           (96,000)
Repayment of 10% Senior Subordinated Notes             (90,000)                 -               -              -           (90,000)
Payment of deferred financing fees                      (4,681)                 -               -              -            (4,681)
Principal payments on seller and other debt            (10,561)                 -               -              -           (10,561)
Proceeds from initial public offering, net
  of fees                                               89,169                  -               -              -            89,169
Redemption of Class A Preferred Stock                  (52,838)                 -               -              -           (52,838)
Payment of Class A and Class B Preferred
  Stock Dividends                                      (19,248)                 -               -              -           (19,248)
Proceeds from issuance of common stock                      10                  -               -              -                10
Proceeds from (repayment of) bank overdrafts             9,258             (9,939)         (2,768)             -            (3,449)
Distributions to minority interests                          -               (680)         (1,166)             -            (1,846)
                                                    ----------         ----------   -------------  -------------       -----------
Net cash used in financing activities                      109            (10,619)         (3,934)             -           (14,444)
                                                    ----------         ----------   -------------  -------------       -----------
Effect of exchange rate changes on cash
    and cash equivalents                                   (20)                 -               -              -               (20)
                                                    ----------         ----------    ------------   ------------       -----------
Net increase (decrease) in cash and cash
  equivalents                                           11,285               (216)           (125)             -            10,944

Cash and cash equivalents at beginning
  of period                                                  -              1,015           2,136                            3,151
                                                    ----------         ----------    ------------   ------------       -----------
Cash and cash equivalents at end of period              11,285         $      799    $      2,011   $          -       $    14,095
                                                    ==========         ==========    ============   ============       ===========

(a)  Elimination of equity in earnings of subsidiary.

                                                                                Select Medical Corporation
                                                                      Condensed Consolidating Statement of Cash Flows
                                                                           For the Six Months Ended June 30, 2000
                                                     ---------------------- ----------- -------------- -------------   ------------
                                                         Select Medical
                                                       Corporation (Parent  Subsidiary  Non-Guarantor
                                                         Company Only)      Guarantors  Subsidiaries  Eliminations     Consolidated
                                                     ---------------------  ----------- ------------- -------------    ------------
Operating activities
Net income (loss)                                    $               7,024        2,320         1,229        (3,549)(a)       7,024
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                      784       11,970         1,341             -          14,095
    Provision for bad debts                                              -       12,038           595             -          12,633
    Minority interests                                                   -          864         1,314             -           2,178
    Changes in operating assets and liabilities,
      net of effects from acquisition of businesses:
        Equity (loss) in earnings of subsidiaries                   (2,796)        (753)            -         3,549 (a)           -
        Intercompany                                                24,124      (18,509)       (5,615)            -               -
        Accounts receivable                                         (1,050)      (8,592)        2,856             -          (6,786)
        Other current assets                                          (500)      (2,807)           60             -          (3,247)
        Other assets                                                 2,354       (4,901)       (1,036)            -          (3,583)
        Accounts payable                                              (500)      (1,134)         (475)            -          (2,109)
        Due to third-party payors                                   (5,000)        (762)           61             -          (5,701)
        Accrued expenses                                              (530)       4,743         1,179             -           5,392
        Income taxes                                                   933        4,923          (197)            -           5,659
                                                     ---------------------  ----------- ------------- -------------     -----------
Net cash provided by operating activities                           24,843         (600)        1,312             -          25,555
                                                     ---------------------  ----------- ------------- -------------     -----------

Investing activities
Purchases of property and equipment, net                            (1,309)      (7,670)       (1,204)            -         (10,183)
Proceeds from disposal of assets held for sale                           -       11,750             -             -          11,750
Earnout payments                                                         -       (1,959)            -             -          (1,959)
Acquisition of businesses, net of cash acquired                       (965)           -             -             -            (965)
                                                     ---------------------  ----------- ------------- -------------     -----------
Net cash used in investing activities                               (2,274)       2,121        (1,204)            -          (1,357)
                                                     ---------------------  ----------- ------------- -------------     -----------

Financing activities
Net repayments on credit facility debt                             (10,000)           -             -             -         (10,000)
Principal payments on seller and other debt                        (15,152)           -             -             -         (15,152)
Proceeds from issuance of common stock                                 922            -             -             -             922
Purchase of treasury stock                                            (199)           -             -             -            (199)
Proceeds from bank overdrafts                                        1,853          253           242             -           2,348
Distributions to minority interests                                      -         (215)         (880)            -          (1,095)
                                                     ---------------------  ----------- ------------- -------------     -----------
Net cash used in financing activities                              (22,576)          38          (638)            -         (23,176)
                                                     ---------------------  ----------- ------------- -------------     -----------

Effect of exchange rate changes on cash
    and cash equivalents                                                 7            -             -             -               7
                                                     ---------------------  ----------- ------------- -------------     -----------
Net increase (decrease) in cash and cash equivalents                     -        1,559          (530)            -           1,029

Cash and cash equivalents at beginning of period                         -        1,475         2,592             -           4,067
                                                     ---------------------  ----------- ------------- -------------     -----------
Cash and cash equivalents at end of period           $                   -  $     3,034 $       2,062 $           -     $     5,096
                                                     =====================  =========== ============= =============     ===========


(a)  Elimination of equity in earnings of subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with our consolidated financial statements and notes thereto contained in our Registration statement on Form S-1, as amended, filed with the Securities Exchange Commission on April 3, 2001 and our Form S-4 filed with the Securities Exchange Commission on June 26, 2001.

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

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

For a discussion of these and other factors affecting our business, see the section captioned "Risk Factors" in our Registration Statement on Form S-1, as amended, filed with the Securities Exchange Commission on April 3, 2001, and our Registration Statement on Form S-4, filed with the Securities Exchange Commission on June 26, 2001.

Overview

     We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of June 30, 2001, we operated 58 specialty acute care hospitals in 21 states and 671 outpatient rehabilitation clinics in 29 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

     We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the six months ended June 30, 2001, we had net operating revenues of $459.3 million. Of this total, we earned 52% of our net operating revenues from our specialty hospitals and 48% from our outpatient rehabilitation business.

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

                                                                 Three months ended June 30,          Six months ended June 30,
                                                                 ---------------------------          -------------------------
                                                                       2001             2000              2001             2000
                                                                       ----             ----              ----             ----
Specialty Hospital Data
      # of Hospitals - Start of Period                                   56               47                54               44
          # of Hospitals Acquired                                         0                0                 0                0
          # of Hospital Start-ups                                         2                2                 4                5
          # of Hospitals Closed/Sold                                      0                0                 0                0
      # of Hospitals - End of Period                                     58               49                58               49

      # of Licensed Beds                                              2,117            1,838             2,117            1,838
      # of Admissions                                                 4,224            3,481             8,415            7,094
      # of Patient Days                                             125,587          103,200           249,327          206,501
      Average Length of Stay                                             29               30                30               30
      Net Revenue Per Patient Day (a)                              $    947         $    879        $      930       $      862
      Occupancy Rate                                                     66%              63%               67%              64%
      % Patient Days - Medicare                                          75%              76%               76%              76%

Outpatient Rehabilitation Data
      # of Clinics Owned - Start of Period                              624              619               636              620
          # of Clinics Acquired                                           2                2                 2                3
          # of Clinic Start-ups                                           4               10                13               16
          # of Clinics Closed/Sold/Consolidated                           7               12                28               20
      # of Clinics Owned - End of Period                                623              619               623              619

      # of Clinics Managed - End of Period                               48               43                48               43
      Total # of Clinics (All) - End of Period                          671              662               671              662

      # of Visits (U.S)                                             966,088          967,266         1,912,268        1,917,233
      Net Revenue Per Visit (U.S.) (b)                             $     81         $     78        $     $ 81       $       79

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

     Our goal is to open approximately 10 new specialty acute care hospitals each year utilizing our "hospital within a hospital" model. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

     Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At December 31, 2000, we had a receivable from Medicare of $2.8 million and at June 30, 2001 we had a net amount due to Medicare of $1.0 million.

Results of Operations

     The following tables outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.


                                                           Three Months Ended             Six Months Ended
                                                                 June 30,                     June 30,
                                                                 ---------                    --------
                                                             2001         2000             2001       2000
                                                             ----         ----             ----       ----
Net Operating revenues                                      100.0%       100.0%           100.0%     100.0%
Cost of services   (a)                                       80.6%        80.3%            80.6%      81.1%
General and administrative                                    3.7%         3.7%             3.7%       3.7%
Bad debt expense                                              3.5%         3.4%             3.6%       3.2%
                                                            ------       -----            -----      -----
EBITDA   (b)                                                 12.2%        12.6%            12.1%      12.0%
Depreciation and amortization                                 3.3%         3.5%             3.4%       3.6%
                                                            ------       -----            -----      -----
Income from operations                                        8.9%         9.1%             8.7%       8.4%
Interest expense, net                                         3.2%         4.6%             3.3%       4.5%
                                                            ------       -----            -----      -----
Income before minority interests, and
    income taxes                                              5.7%         4.5%             5.4%       3.9%
Minority interests                                            0.4%         0.6%             0.5%       0.6%
                                                            ------       -----            -----      -----
Income before income taxes                                    5.3%         3.9%             4.9%       3.3%
Income tax expense                                            2.1%         1.8%             1.9%       1.5%
                                                            ------       -----            -----      -----
Net income before extraordinary item                          3.2%         2.1%             3.0%       1.8%
Extraordinary item                                            3.7%          --              1.9%        --
                                                            ------       -----            -----      -----
Net income (loss)                                            (0.5)%        2.1%             1.1%       1.8%
                                                            ======       =====            =====      =====

     The following table summarizes selected financial data by business segment, for the periods indicated.

                                    Three Months Ended                    Six Months Ended
                                        June  30,               %             June 30,                %
                                        ---------                             --------
                                    2001          2000        Change      2001         2000         Change
                                    ----          ----        ------      ----         ----         ------
                                                           (dollars in thousands)
Net operating revenues:
----------------------
   Specialty hospitals            $119,035       $ 90,959     30.9%     $ 232,185    $ 178,310       30.2%
   Outpatient rehabilitation       111,958        107,241      4.4        220,631      214,109        3.0
   Other                             3,206          2,500     28.2          6,471        5,003       29.3
                                  --------       --------    ------     ---------    ---------      -----
      Total company               $234,199       $200,700     16.7%     $ 459,287    $ 397,422       15.6%
                                  ========       ========    ======     =========    =========      =====
EBITDA:    (b)
--------------
   Specialty hospitals            $ 13,583       $ 11,031     23.1%     $  26,978    $  20,942       28.8%
   Outpatient rehabilitation        20,631         19,260      7.1         39,686       36,433        8.9
   Other                            (5,562)        (4,939)   (12.6)       (10,980)      (9,772)     (12.4)
                                  --------       --------    ------     ---------    ---------      -----
      Total company               $ 28,652       $ 25,352     13.0%     $  55,684    $  47,603       17.0%
                                  ========       ========    ======     =========    =========      =====
Income (loss) from operations:
-----------------------------
   Specialty hospitals            $ 10,926       $  9,096     20.1%     $  21,841    $  17,275       26.4%
   Outpatient rehabilitation        16,924         15,393      9.9         32,275       28,527       13.1
   Other                            (7,061)        (6,211)   (13.7)       (14,111)     (12,294)     (14.8)
                                  --------       --------    ------     ---------    ---------      -----
      Total company               $ 20,789       $ 18,278     13.7%     $  40,005    $  33,508       19.4%
                                  ========       ========    ======     =========    =========      =====
EBITDA margins:   (b)
---------------------
   Specialty hospitals                11.4%          12.1%    (5.9)%         11.6%        11.7%      (1.1)%
   Outpatient rehabilitation          18.4%          18.0%     2.6           18.0%        17.0%       5.7
   Other                               N/M            N/M      N/M            N/M          N/M        N/M
                                  --------       --------    -----      ---------    ---------      -----
   Total company                      12.2%          12.6%    (3.1)%         12.1%        12.0%       1.2%
                                  ========       ========    ======     =========    =========      =====

Total assets:
------------
   Specialty hospitals            $262,027       $246,297               $ 262,027    $ 246,297
   Outpatient rehabilitation       335,418        350,453                 335,418      350,453
   Other                            15,063         12,955                  15,063       12,955
                                  --------       --------               ---------    ---------
   Total company                  $612,508       $609,705               $ 612,508    $ 609,705
                                  ========       ========               =========    =========

Purchases of property and
-------------------------
equipment, net:
--------------
   Specialty hospitals            $  3,254       $  3,046               $   6,309    $   6,910
   Outpatient rehabilitation         2,024            749                   3,766        1,964
   Other                               207            455                     735        1,309
                                  --------       --------               ---------    ---------
   Total company                  $  5,485       $  4,250               $  10,810    $  10,183
                                  ========       ========               =========    =========

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

     The following table reconciles EBITDA to net income:

                                           For the three months ended          For the six months ended
                                                    June 30,                          June 30,
                                                    --------                          --------
                                               2001             2000            2001            2000
                                               ----             ----            ----            ----
                                                                  (in thousands)
EBITDA                                    $      28,652    $     25,352    $     55,684    $      47,603
Depreciation and amortization                    (7,863)         (7,074)        (15,679)         (14,095)
Interest income                                      39             140             280              222
Interest expense                                 (7,506)         (9,453)        (15,522)         (18,300)
Minority interest                                  (865)         (1,060)         (2,272)          (2,178)
Income tax expense                               (4,859)         (3,715)         (8,772)          (6,228)
Extraordinary item                               (8,676)              -          (8,676)               -
                                          -------------    ------------    ------------    -------------
Net income (loss)                         $      (1,078)   $      4,190    $      5,043    $       7,024
                                          =============    ============    ============    =============

Three Months Ended June 30, 2001 Compared to June 30, 2000

Net Operating Revenues

     Our net operating revenues increased by 16.7% to $234.2 million for the three months ended June 30, 2001 compared to $200.7 million for the three months ended June 30, 2000.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 30.9% to $119.0 million for the three months ended June 30, 2001 compared to $91.0 million for the three months ended June 30, 2000. Net operating revenues for the specialty hospitals opened before January 1, 2000 and operated throughout both periods increased 19.5% to $104.5 million for the three months ended June 30, 2001 from $87.5 million for the three months ended June 30, 2000. This resulted from a higher occupancy rate and a higher non-Medicare payor mix. The remaining increase of $11.1 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 4.4% to $112.0 million for the three months ended June 30, 2001 compared to $107.2 million for the three months ended June 30, 2000. The increase was related principally to an increase in the net revenue per visit experienced at our outpatient rehabilitation locations.

     Other. Our other revenues increased 28.2% to $3.2 million for the three months ended June 30, 2001 compared to $2.5 million for the three months ended June 30, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 17.2% to $205.5 million for the three months ended June 30, 2001 compared to $175.3 million for the three months ended June 30, 2000. As a percent of our net operating revenues, our operating expenses increased to 87.8% for the three months ended June 30, 2001 from 87.4% for the three months ended June 30, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues increased to 80.6% for the three months ended June 30, 2001 from 80.3% for the three months ended June 30, 2000. These costs primarily reflect our labor expenses. During the same time period, general and administrative expense as a percentage of net operating revenues remained constant at 3.7%. Our bad debt expense as a percentage of net operating revenues increased to 3.5% for the three months ended June 30, 2001 compared to 3.4% for the three months ended June 30, 2000. This small increase is due to the higher bad debt provisions recorded in our specialty hospital segment in response to our increase in non-Medicare revenue.

EBITDA

     Our total EBITDA increased 13.0% to $28.7 million for the three months ended June 30, 2001 compared to $25.4 million for the three months ended June 30, 2000. Our EBITDA margins declined to 12.2% for the three months ended June 30, 2001 compared to 12.6% for the three months ended June 30, 2000. This decline is principally related to EBITDA losses associated with our newly opened hospitals. For cash flow information, see "-Capital Resources and Liquidity."

     Specialty Acute Care Hospitals. EBITDA increased by 23.1% to $13.6 million for the three months ended June 30, 2001 compared to $11.0 million for the three months ended June 30, 2000. Our EBITDA margins declined to 11.4% for the three months ended June 30, 2001 from 12.1% for the three months ended June 30, 2000. Our margins declined because of the large number of hospitals that are in their initial operating phase in the second quarter of 2001 as compared to the second quarter of 2000. The hospitals opened before January 1, 2000 and operated throughout both periods generated an increase in EBITDA of 21.7% to $14.7 million. The EBITDA increase in these same store hospitals resulted from an increase in non-Medicare patient days and its associated revenue per patient day. Our EBITDA margin in these same store hospitals increased from 13.8% to 14.1%.

     Outpatient Rehabilitation. EBITDA increased by 7.1% to $20.6 million for the three months ended June 30, 2001 compared to $19.3 million for the three months ended June 30, 2000. Our EBITDA margins increased to 18.4% for the three months ended June 30, 2001 from 18.0% for the three months ended June 30, 2000. The increase was related principally to revenue growth experienced at our outpatient locations.

     Other. The EBITDA loss increased by 12.6% to a loss of $5.6 million for the three months ended June 30, 2001 compared to a loss of $4.9 million for the three months ended June 30, 2000. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally NovaCare and our new hospital development. As a percentage of revenue, general and administrative expenses have remained constant in both periods.

Income from Operations

     Income from operations increased 13.7% to $20.8 million for the three months ended June 30, 2001 compared to $18.3 million for the three months ended June 30, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in amortization and depreciation. Depreciation and amortization increased by 11.2% to $7.9 million for the three months ending June 30, 2001 from $7.1 million for the three months ended June 30, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $2.0 million to $7.5 million for the three months ended June 30, 2001 from $9.5 million for the three months ended June 30, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000 and a lower effective interest rate in 2001. The lower debt levels resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement, divestiture of the NovaCare Occupational Health businesses and operating cash flow.

Minority Interests

     Minority interests in consolidated earnings decreased by $0.2 million to $0.9 million for the three months ended June 31, 2001 compared to $1.1 million for the three months ended June 30, 2000. This decrease resulted from a smaller percentage of ownership held by minority interests. See "-Capital Resources and Liquidity" for a discussion of our repurchase of minority interests.

Income Taxes

     We recorded income tax expense of $4.9 million for the three months ended June 30, 2001. The expense represented an effective tax rate of 39.0% and approximates the federal and state statutory tax rates. We recorded income tax expense of $3.7 million for the three months ended June 30, 2000. This expense represented an effective tax rate of 47.0%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize carryover net operating losses to offset the effect of our non-deductible goodwill.

Extraordinary Item

     As a result of our initial public offering of stock in April 2001 and the issuance of $175 million of 9 1/2 % Senior Subordinated Notes in June 2001, we repaid $75 million of our U.S. term loan and all $90 million of our 10% Senior Subordinated Notes. The extraordinary item consists of $1.3 million of unamoritzed deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamoritzed discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by an anticipated tax benefit of $5.5 million.


Six Months Ended June 30, 2001 Compared to June 30, 2000

Net Operating Revenues

     Our net operating revenues increased by 15.6% to $459.3 million for the six months ended June 30, 2001 compared to $397.4 million for the six months ended June 30, 2000.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 30.2% to $232.2 million for the six months ended June 30, 2001 compared to $178.3 million for the six months ended June 30, 2000. Net operating revenues for the specialty hospitals opened before January 1, 2000 and operated throughout both periods increased 18.3% to $205.1 million for the six months ended June 30, 2001 from $173.4 million for the six months ended June 30, 2000. This resulted from an improved occupancy rate and a higher non-Medicare payor mix. The remaining increase of $22.1 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 3.0% to $220.6 million for the six months ended June 30, 2001 compared to $214.1 million the six months ended June 30, 2000. The increase was related principally to same store growth experienced at our outpatient locations.

     Other. Our other revenues increased 29.3% to $6.5 million for the six months ended June 30, 2001 compared to $5.0 million for the six months ended June 30, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 15.4% to $403.6 million for the six months ended June 30, 2001 compared to $349.8 million for the six months ended June 30, 2000. As a percent of our net operating revenues, our operating expenses declined to 87.9% for the six months ended June 30, 2001 from 88.0% for the six months ended June 30, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues declined to 80.6% for the six months ended June 30, 2001 from 81.1% for the six months ended June 30, 2000. These costs primarily reflect our labor expenses. The relative reduction in cost of services as a percentage of net operating revenue resulted from lower relative labor costs in our specialty hospital business segment. During the same time period, general and administrative expense as a percentage of net operating revenues remained constant at 3.7%. Our bad debt expense as a percentage of net operating revenues increased to 3.6% for the six months ended June 30, 2001 compared to 3.2% for the six months ended June 30, 2000. This increase is due to the higher bad debt provisions recorded in our specialty hospital segment in response to our increase in non-Medicare revenue.

EBITDA

     Our total EBITDA increased 17.0% to $55.7 million for the six months ended June 30, 2001 compared to $47.6 million for the six months ended June 30, 2000. Our EBITDA margins increased slightly to 12.1% for the six months ended June 30, 2001 compared to 12.0% for the six months ended June 30, 2000. For cash flow information, see "-Capital Resources and Liquidity."

     Specialty Acute Care Hospitals. EBITDA increased by 28.8% to $27.0 million for the six months ended June 30, 2001 compared to $20.9 million for the six months ended June 30, 2000. Our EBITDA margins declined slightly to 11.6% for the six months ended June 30, 2001 from 11.7% for the six months ended June 30, 2000. The hospitals opened before January 1, 2000 and operated throughout both periods accounted for $5.5 million of the increase. The EBITDA increase in the same store hospitals resulted from an increase in non-Medicare patient days and its associated revenue per patient day. Our same hospital EBITDA margin increased from 13.2% to 13.8%. The balance of the increase of $0.6 million resulted from our newly developed hospitals.

     Outpatient Rehabilitation. EBITDA increased by 8.9% to $39.7 million for the six months ended June 30, 2001 compared to $36.4 million for the six months ended June 30, 2000. Our EBITDA margins increased to 18.0% for the six months ended June 30, 2001 from 17.0% for the six months ended June 30, 2000. The increase was related principally to revenue growth experienced at our outpatient locations.

     Other. The EBITDA loss increased by 12.4% to a loss of $11.0 million for the six months ended June 30, 2001 compared to a loss of $9.8 million for the six months ended June 30, 2000. This increase resulted from the increase in general and administrative costs needed to support the growth of the organization, principally NovaCare and our new hospital development.

Income from Operations

     Income from operations increased 19.4% to $40.0 million for the six months ended June 30, 2001 compared to $33.5 million for the six months ended June 30, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in amortization and depreciation. Depreciation and amortization increased by 11.2% to $15.7 million for the six months ending June 30, 2001 from $14.1 million for the six months ended June 30, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $2.8 million to $15.5 million for the six months ended June 30, 2001 from $18.3 million for the six months ended June 30, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000 and a lower effective interest rate in 2001. The lower debt levels resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement, divestiture of the NovaCare Occupational Health businesses and operating cash flow.

Minority Interests

     Minority interests in consolidated earnings increased by $0.1 million to $2.3 million for the six months ended June 30, 2001 compared to $2.2 million for the six months ended June 30, 2000. This increase resulted from improved operating performance in our operating subsidiaries that are structured with a minority interest component offset by a reduction in minority ownership. See "- Capital Resources and Liquidity" for a discussion of our repurchase of minority interests.

Income Taxes

     We recorded income tax expense of $8.8 million for the six months ended June 30, 2001. The expense represented an effective tax rate of 39.0% and approximates the federal and state tax rates. We recorded income tax expense of $6.2 million for the six months ended June 30, 2000. This expense represented an effective tax rate of 47%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize carryover net operating losses to offset the effect of our non-deductible goodwill.

Extraordinary Item

     As a result of our initial public offering of stock in April 2001 and the issuance of $175 million of 9 1/2 % Senior Subordinated Notes in June 2001, we repaid $75 million of our U.S. term loan and all $90 million of our 10% Senior Subordinated Notes. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by an anticipated tax benefit of $5.5 million.


Capital Resources and Liquidity

     For the six months ended June 30, 2001 operating activities provided $51.9 million of cash compared to $25.6 million for the six months ended June 30, 2000. The increase in cash flow is attributable to improved operating income, continued management of payables and lower day sales outstanding. Our days sales outstanding were 80 days at June 30, 2001 compared to 85 days at December 31, 2000.

     Investing activities used $26.5 million and $1.4 million of cash flow for the six months ended June 30, 2001 and 2000, respectively. This usage in both 2001 and 2000 resulted from purchases of property and equipment of $10.8 million and $10.2 million, respectively related principally to new hospital development.

Additionally, we incurred earnout and acquisition payments of $16.5 million and $2.9 million for the six months ended 2001 and 2000, respectively. The earnout payments relate to obligations we assumed as part of the NovaCare acquisition. The increase in acquisition activity in 2001 relates principally to our repurchase of minority interests. The terms of our agreements with these minority owners allowed some of them to sell their minority interests back to us upon the completion of our initial public offering. As of July 31, 2001 we have paid these minority owners $15.1 million for their ownership interests. Of this amount, $9.7 million has been paid in cash and $5.0 million has been paid in stock. We expect to complete the purchase of the balance of the interests from these owners in the near future for approximately $1.1 million in cash. In 2000, we generated $11.8 million from the sale of the occupational health centers. These occupational health centers were an operating division of NovaCare.

     Financing activities used $14.4 and $23.2 million of cash for the six months ended June 30, 2001 and 2000, respectively. This was due principally to the repayment of seller and other debt in both periods. In 2001, we have had two significant financing transactions that refinanced existing capital. On April 10, 2001 we completed an initial public offering of 9 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions were approximately $77.3 million. On April 20, 2001 the underwriters exercised their option to purchase an additional 1.35 million shares of common stock to cover overallotments. The net proceeds from the exercise of this option were $11.9 million after deduction of the underwriters discount. The proceeds were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility, to redeem $52.8 million of our Class A Preferred Stock and the remainder was used for general corporate purposes including the purchases of minority interests. On June 11, 2001, we issued and sold $175.0 million of 9 1/2% Senior Subordinated Notes due 2009. The net proceeds from the sale were approximately $169.5 million, after deducting discounts, commissions and expenses of the offering. We used $90 million of the net proceeds to retire our 10% Senior Subordinated Notes which were issued in December 1998, February 1999 and November 1999. We used an additional $79.0 million of the net proceeds to repay part of our senior indebtedness under both the term loan and revolving portions of our senior credit facility. The remainder of the net proceeds was used to pay accrued interest.

Capital Resources

     Net working capital was $118.4 million at June 30, 2001 compared to $105.6 million at December 31, 2000. The increase in net working capital was primarily attributable to an increase in cash and accounts receivable, offset by an increase in our accrued liabilities. The increase in accounts receivable is attributable to the increase in revenues resulting principally from the growth in the number of specialty hospitals we operate. The growth in other liabilities is attributable to accruals related to our self-insured benefit programs.

     In April 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock. In June 2001, in anticipation of the senior subordinated note offering, we entered into an another amendment to our credit agreement. The amendment allowed for the use of net proceeds to repay $51.0 million of our senior debt under the U.S. term loan portion and $28.0 million of our senior debt under the U.S. revolving portion of our bank credit facility and to repay $90.0 million of existing subordinated debt. The amendment to the credit facility also increased our revolving credit facility by $77.4 million. Our credit facility now consists of a term facility of approximately $100 million and a revolving credit facility of approximately $152.4 million. As of June 30, 2001 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $148.3 million under our revolving facility.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of June 30, 2001, our weighted average interest rate under our credit agreement was approximately 8.4%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through the term of the agreement. See Item 3, "Quantitative and Qualitative Disclosures on Market Risk" for a discussion of our floating interest rates on borrowings under our credit facility.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. We have opened four specialty hospitals in 2001 and plan to open an additional four to six hospitals before the end of 2001. A new specialty hospital has historically required approximately $3.1 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $150 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed this capacity, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncement Not Yet Adopted

     In June 2001, the Financial Accounting Standards Board approved SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" which are effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. We are currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million and $0.7 million for the three and six months ended June 30, 2001, respectively. As required by our credit agreement, on March 30, 2001 we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The fixed rate portion as of June 30, 2001 is 91% of all outstanding U.S. term loans. This will increase to 92% on September 30, 2001. The swap became effective on April 27, 2001.

     Approximately 17% of our term-loan borrowings under our credit agreement are denominated in Canadian dollars. Although we are not required by our credit agreement to maintain a hedge on our foreign currency risk, we have entered into a five year agreement that allows us to limit the cost of Canadian dollars to a range of U.S.$0.6631 to U.S.$0.6711 per Canadian dollar to limit our risk on the potential fluctuation in the exchange rate of the Canadian dollar to the U.S. dollar.

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

     On August 10, 1998 a complaint was filed that named NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action seeks triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On February 1, 2000, the unnamed defendants were dismissed with prejudice, however the relator plaintiff made a motion in late 2000 to name the Company and some of the subsidiaries the Company acquired in the NovaCare acquisition as defendants in this case. NAHC has agreed to fully indemnify the Company for any losses which could result from this case. NAHC has sold all of its operating entities. Based on a review of the complaint, the Company does not believe that this lawsuit is meritorious, and if the Company or any of the NovaCare companies acquired by the Company are named as a defendant, the Company intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended June 30, 2001, the Company purchased outstanding minority interests of certain of its subsidiaries for $9.7 million in cash and 523,452 shares of our common stock, valued at $5.0 million. These purchases were in accordance with the terms of our previously existing agreements with these minority owners, who had the contractual right to sell their minority interests back to the Company for either cash or stock or some combination of the two upon the completion of our initial public offering. The transactions with our minority owners that involved stock were exempt from registration under the Securities Act pursuant to Section 4(2) thereof because they did not involve a public offering.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 3, 2001 and April 4, 2001, in anticipation of the Company's initial public offering, the Company's stockholders adopted several resolutions by written consent of the stockholders that were eligible to vote on such matters. A brief description of each of the matters adopted by the Company's stockholders is set forth below.

     On April 3, 2001, a majority of the Company's common stockholders and more than eighty percent of the Company's Class A Preferred stockholders adopted resolutions to amend the Company's certificate of incorporation. The amendment to the certificate of incorporation provided that the Company's Class A Preferred Stock could be redeemed at the election of the Company without the payment of the accrued and unpaid dividends thereon, even if the accrued and unpaid dividends on the Class B Preferred were paid upon its conversion to common stock.

     On April 4, 2001, a majority of the Company's common stockholders and more than two-thirds of the Company's Class B Preferred stockholders adopted resolutions to further amend the Company's certificate of incorporation. The amendment to the certificate of incorporation provided that the Company's Class B Preferred Stock would automatically convert to common stock upon the consummation of the Company's initial public offering without the concurrent payment of the accrued and unpaid dividends thereon, provided that the price per share paid by the public was at least $9.50.

          The certificate of incorporation of the Company was then restated in its entirety upon the consummation of the Company's initial public offering on April 10, 2001. Further information regarding the above-referenced matters is available in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-48856).


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

               The exhibits to this report are listed in the Exhibit Index appearing on page 33 hereof.

     b.   Reports on Form 8-K

               Form 8-K, dated June 7, 2001, pursuant to Item 9, in connection with our press release related to first quarter 2001 operating results and disclosures in accordance with Regulation FD.

               Form 8-K, dated June 11, 2001, pursuant to Item 5, in connection with our press releases related to the issuance of our 9 1/2% Senior Subordinated Notes due 2009 in accordance with Regulation FD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SELECT MEDICAL CORPORATION


                              By:  /s/  Martin F. Jackson
                                   ------------------------------------
                                        Martin F. Jackson
                                   Senior Vice President and Chief Financial
                              Officer
                                   (Duly Authorized Officer)

                              By:  /s/  Scott A. Romberger
                                   ------------------------------------
                                        Scott A. Romberger
                                   Vice President, Chief Accounting Officer and
                                   Controller
                                   (Principal Accounting Officer)



Dated:  August 10, 2001

                                 EXHIBIT INDEX

Exhibit        Description
-------        -----------

3.1 Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 33-48856) filed March 30, 2001.

3.2.           Form of Amended and Restated Bylaws, incorporated by reference to
               Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Reg. No. 33-48856) filed March 30, 2001.

4.1 Indenture governing 9 1/2% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001 incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

4.2            Form of 9 1/2% Senior Subordinated Note due 2009 (included in
               Exhibit 4.1) incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

4.3 Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc. incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.1 Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc. incorporated by reference to Exhibit 10.49 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.2 Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A Ortenzio incorporated by reference to
               Exhibit 10.50 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.3 First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation incorporated by reference to
               Exhibit 10.51 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.4 Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I incorporated by reference to Exhibit
               10.52 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.5 Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II incorporated by reference to Exhibit 10.53 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.

10.6 Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc. incorporated by reference to Exhibit 10.54 of the Company's Registration Statement on Form S-4 (Reg. No. 333-63828) filed June 26, 2001.