Form 10-Q
period 2001-09-30
SELECT MEDICAL CORP
filed 2001-11-08
CIK 1035688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


          (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 2001
     [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From _________ to __________.


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

                             YES    X     NO ______
                                 -----


          As of October 31, 2001, the number of outstanding shares of the Registrant's Common Stock was 45,334,039.

================================================================================

TABLE OF CONTENTS
-----------------
PART I        FINANCIAL INFORMATION................................................................   3
ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS
              Consolidated balance sheets..........................................................   3
              Consolidated statements of operations................................................   4
              Consolidated statement of changes in stockholders' equity............................   5
              Consolidated statements of cash flows................................................   6
              Notes to consolidated financial statements...........................................   7
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS................................................................  20
ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................  32
PART II       OTHER INFORMATION....................................................................  32
ITEM 1.       LEGAL PROCEEDINGS....................................................................  32
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS............................................  33
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES......................................................  33
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  33
ITEM 5.       OTHER INFORMATION....................................................................  33
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.....................................................  33
SIGNATURES.........................................................................................  33

PART I    FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                          SELECT MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                           September 30,    December 31,
                                                                                               2001             2000
                                                                                               ----             ----
                                               Assets                                      (unaudited)
Current Assets:
    Cash and cash equivalents                                                              $    27,234      $     3,151
    Accounts receivable, net of allowance for doubtful accounts of $81,547
        and $75,517 in 2001 and 2000, respectively                                             206,221          196,505
    Prepaid income taxes                                                                         3,145            1,093
    Other current assets                                                                        16,628           17,407
                                                                                           -----------      -----------
Total Current Assets                                                                           253,228          218,156

Property and equipment, net                                                                     88,553           84,976
Intangible assets                                                                              257,699          251,399
Other assets                                                                                    26,716           32,269
                                                                                           -----------      -----------

Total Assets                                                                               $   626,196      $   586,800
                                                                                           ===========      ===========

                                 Liabilities and Stockholders' Equity
Current Liabilities:
    Bank overdrafts                                                                        $     9,877      $    14,218
    Current portion of long-term debt and notes payable                                         22,991           18,746
    Accounts payable                                                                            36,416           28,795
    Accrued payroll                                                                             27,109           21,466
    Accrued vacation                                                                            10,909            7,701
    Accrued restructuring                                                                        2,122            4,701
    Accrued other                                                                               27,143           15,451
    Due to third party payors                                                                   10,326            1,511
                                                                                           -----------      -----------
Total Current Liabilities                                                                      146,893          112,589

Long-term debt, net of current portion                                                         263,708          284,042
                                                                                           -----------      -----------

Total liabilities                                                                              410,601          396,631

Commitments and Contingencies

Minority interest in consolidated subsidiary companies                                           4,756           12,098

Preferred stock - Class A, non-voting, $1,000 per share redemption value
    Authorized shares - 55,000 Issued and outstanding shares - 52,838 at
    December 31, 2000                                                                                -           65,481

Convertible Preferred stock - Class B, non-voting, $3.75 per share redemption value Authorized shares - 16,000,000 Issued and outstanding shares -
    16,000,000 at December 31, 2000                                                                  -           64,092

Stockholders' Equity:
    Common stock - $.01 par value: Authorized shares - 78,000,000, Issued shares
     - 45,792,000 in 2001 and 25,697,000 in 2000                                                   458              257
    Capital in excess of par                                                                   224,547           73,069
    Accumulated deficit                                                                        (12,371)         (23,757)
    Treasury stock, at cost - 461,000 and 221,000 shares in 2001 and 2000, respectively         (1,560)          (1,039)
    Accumulated other comprehensive loss                                                          (235)             (32)
                                                                                           -----------      -----------
Total Stockholders' Equity                                                                     210,839           48,498
                                                                                           -----------      -----------

Total Liabilities and Stockholders' Equity                                                 $   626,196      $   586,800
                                                                                           ===========      ===========


See accompanying notes.

                          SELECT MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (Unaudited)

                                                            For the Quarter Ended        For the Nine Months Ended
                                                                 September 30,                  September 30,
                                                            ----------------------       -------------------------
                                                               2001        2000             2001           2000
                                                            ---------    ---------       ---------       ---------
Net operating revenues                                      $ 239,155    $ 196,917       $ 698,442       $ 594,339
                                                            ---------    ---------       ---------       ---------

Costs and expenses:
    Cost of services                                          194,900      161,519         564,861         483,937
    General and administrative                                  8,951        6,800          25,945          21,568
    Bad debt expense                                            9,360        8,100          26,008          20,733
    Depreciation and amortization                               8,150        7,321          23,829          21,416
                                                            ---------    ---------       ---------       ---------
Total costs and expenses                                      221,361      183,740         640,643         547,654
                                                            ---------    ---------       ---------       ---------

Income from operations                                         17,794       13,177          57,799          46,685

Other income and expense:
Interest income                                                  (102)        (488)           (382)           (710)
Interest expense                                                7,026        9,410          22,548          27,710
                                                            ---------    ---------       ---------       ---------

Income before minority interests, income taxes
and extraordinary item                                         10,870        4,255          35,633          19,685

Minority interest in consolidated subsidiary companies            473          844           2,745           3,022
                                                            ---------    ---------       ---------       ---------

Income before income taxes and extraordinary item              10,397        3,411          32,888          16,663

Income tax expense                                              4,054        2,361          12,826           8,589
                                                            ---------    ---------       ---------       ---------

Net income before extraordinary item                            6,343        1,050          20,062           8,074

Extraordinary item                                                  -        6,247           8,676           6,247
                                                            ---------    ---------       ---------       ---------

Net income (loss)                                           $   6,343    $  (5,197)      $  11,386       $   1,827

Less: Preferred dividends                                           -       (2,194)         (2,513)         (6,465)
                                                            ---------    ---------       ---------       ---------

Net income (loss) available to common stockholders          $   6,343    $  (7,391)      $   8,873       $  (4,638)
                                                            =========    =========       =========       =========

Net income (loss) per common share:
         Basic:
             Income (loss) before extraordinary item        $    0.14    $   (0.04)      $    0.46       $    0.06
             Extraordinary item                                     -        (0.25)          (0.23)          (0.24)
                                                            ------------------------------------------------------
             Income (loss) per common share                 $    0.14    $   (0.29)      $    0.23       $   (0.18)
         Diluted:
             Income (loss) before extraordinary item        $    0.13    $   (0.04)      $    0.42       $    0.06
             Extraordinary item                                     -        (0.25)          (0.20)          (0.24)
                                                            ------------------------------------------------------
             Income (loss) per common share                 $    0.13    $   (0.29)      $    0.22       $   (0.18)
Weighted average shares outstanding:
         Basic                                                 45,328       25,451          38,094          25,463
         Diluted                                               49,223       25,451          44,333          25,544


See accompanying notes.

                          SELECT MEDICAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)

                                                                                                           Accumulated   Comprehen-
                                                           Common     Capital in                              Other         sive
                                                 Common   Stock Par   Excess of   Accumulated  Treasury   Comprehensive    Income
                                                 Stock      Value        Par        Deficit     Stock         Loss         (Loss)

                                              -------------------------------------------------------------------------------------
Balance at December 31, 2000                     25,697    $    257    $ 73,069    $(23,757)   $ (1,039)   $    (32)
  Net income                                                                         11,386                              $  11,386
  Accumulated other comprehensive loss                                                                         (203)          (203)
                                                                                                                         ---------
  Total comprehensive income                                                                                             $  11,183
                                                                                                                         =========
  Issuance of common stock in
    connection with initial public offering,
    net of issuance costs of $2,262              10,350         104      89,077
  Conversion of Class B Preferred Stock           9,216          92      59,908
  Stock issued to acquire minority interest         523           5       4,968
  Purchase of treasury stock                                                                       (521)
  Issuance of common stock                            6                      38
  Preferred stock dividends                                              (2,513)
                                              ---------------------------------------------------------------------
Balance at September 30, 2001                    45,792    $    458    $224,547    $(12,371)   $ (1,560)   $   (235)
                                              =====================================================================


See accompanying notes.

                          SELECT MEDICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               ------------    ------------
Operating activities
Net income                                                                     $     11,386    $      1,827
Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                23,829          21,416
        Provision for bad debts                                                      26,008          20,733
        Minority interests                                                            2,745           3,022
        Extraordinary item                                                            8,676           6,247
        Changes in operating assets and liabilities, net of effects from acquisition of businesses:
                Accounts receivable                                                 (32,690)        (17,645)
                Other current assets                                                    808           1,836
                Other assets                                                          3,710          (3,933)
                Accounts payable                                                      7,843             859
                Due to third-party payors                                             8,815          (5,219)
                Accrued expenses                                                     17,113           4,585
                Income taxes                                                          7,202           6,949
                                                                               ------------    ------------
Net cash provided by operating activities                                            85,445          40,677
                                                                               ------------    ------------

Investing activities
Purchases of property and equipment, net                                            (16,109)        (14,192)
Escrow receivable                                                                         -          29,948
Proceeds from disposal of assets                                                        808             496
Proceeds from disposal assets held for sale                                               -          12,750
Earnout payments                                                                     (4,842)         (2,637)
Acquisition of businesses, net of cash acquired                                     (15,425)         (5,915)
                                                                               ------------    ------------
Net cash provided by (used in) investing activities                                 (35,568)         20,450
                                                                               ------------    ------------

Financing activities
Issuance of 9.5% Senior Subordinated Notes                                          175,000               -
Net repayments on credit facility debt                                              (99,962)        (28,703)
Repayment of 10% Senior Subordinated Notes                                          (90,000)              -
Payment of deferred financing fees                                                   (4,681)         (4,336)
Principal payments on seller and other debt                                         (16,586)        (21,537)
Proceeds from initial public offering, net of fees                                   89,181               -
Redemption of Class A Preferred Stock                                               (52,838)            (11)
Payment of Class A and Class B Preferred Stock Dividends                            (19,248)              -
Proceeds from issuance of common stock                                                   38           1,118
Purchase of treasury stock                                                                -            (210)
Repayment of bank overdrafts                                                         (4,340)         (6,966)
Distributions to minority interests                                                  (2,251)         (1,440)
                                                                               ------------    ------------
Net cash used in financing activities                                               (25,687)        (62,085)
                                                                               ------------    ------------
Effect of exchange rate changes on cash
     and cash equivalents                                                              (107)             10
                                                                               ------------    ------------
Net increase (decrease) in cash and cash equivalents                                 24,083            (948)

Cash and cash equivalents at beginning of period                                      3,151           4,067
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $     27,234    $      3,119
                                                                               ============    ============

Supplemental Cash Flow Information
Cash paid for interest                                                         $     17,545    $     23,940
Cash paid for income taxes                                                     $      2,951    $      2,714


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the "Company") as of and for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Registration Statements on Form S-1, as amended (Registration No. 333-48856) and Form S-1, as amended (Registration No. 333-72728). Furthermore, the Company believes that disclosure related to its commitments and contingencies contained in such financial statements continues to be adequate.

2.  Accounting Policies

Reclassifications

  Certain amounts on the December 31, 2000 consolidated balance sheet have been reclassified to conform to the classifications used on the September 30, 2001 consolidated balance sheet.

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

Recent Accounting Pronouncements

  In October 2001, the Financial Accounting Standards Board approved SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. SFAS 144 requires that long-lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. The Company is currently evaluating the impact of SFAS 144 on its financial condition and results of operations.

  In June 2001, the Financial Accounting Standards Board approved SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. If determined to be impaired, a loss will be recorded. Amortization expense related to intangible assets that will no longer be amortized when SFAS 142 is adopted in January 2002 totaled approximately $6.3 million, or approximately $.08 per diluted share, for the nine months ended September 30, 2001. Management believes that any impairment charge resulting from the adoption of SFAS 142 will not be significant.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and was therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133." SFAS No. 138 is required to be adopted concurrently with SFAS No. 133 and was therefore effective for the Company beginning with its fiscal quarter ending March 31, 2001. The adoption of SFAS 133 and SFAS 138 had no material effect on the Company's consolidated financial statements.


3.  Stock Option Plan

     During the first nine months of 2001, the Company granted stock options under its 1997 Stock Option Plan for 2,497,000 shares of common stock at exercise prices ranging from $9.50 to $17.05 per share.

4.  Redeemable Preferred Stock and Stockholders' Equity

Shareholders Rights Plan

     On September 17, 2001, the Company's Board of Directors adopted a Shareholders Rights Plan (the Plan). Under the Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on October 2, 2001. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Acquiring Person) acquire beneficial ownership of 15% or more of the Company's common stock, all rights not held by the Acquiring Person become rights to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $104 per right. If after such an event the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a "flip-over" right to buy discounted stock in a surviving entity. Certain of our principal stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Plan.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.001 per right. Further, upon defined stock accumulation events, the Board of Directors has the option to exchange one share of common stock per right. The rights expire on September 17, 2011.

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

5.  Initial Public Offering

     On April 10, 2001, the Company completed an initial public offering of 9,000,000 shares of its common stock at an offering price of $9.50 per share before an underwriters discount of $.665 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-48856) that was declared effective by the Securities and Exchange Commission on April 4, 2001. On April 20, 2001, the underwriters of the offering exercised an overallotment option and purchased an additional 1,350,000 shares at a gross price of $9.50 per share. The overallotment offering closed on April 25, 2001. The net proceeds of the initial offering and the overallotment offering of $89.2 million were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to redeem Class A Preferred Stock. All 52,838 shares of the Class A Preferred Stock were redeemed on April 10, 2001 for $52,838,000. In addition, the Company's Class B Preferred Stock automatically converted into 9,216,000 shares of common stock upon completion of the offering.

     In January 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement that became effective in April 2001. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock.

     In conjunction with the Company's initial public offering, the Company purchased outstanding minority interests of certain of its subsidiaries for $9.7 million in cash and $5.0 million in common stock during the first nine months of 2001. The Company completed the purchase of the balance of the interests from these owners in October 2001 for approximately $1.2 million in cash. The acquisitions were accounted for using the purchase method of accounting.

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

  The following table summarizes selected financial data for the Company's reportable segments:

                                                 Three Months Ended September 30, 2001
                         -------------------------------------------------------------------------------------
                                Specialty              Outpatient
                                Hospitals            Rehabilitation         All Other             Total
                         -------------------------------------------------------------------------------------
Net revenue                        $129,442,000            $106,083,000     $  3,630,000          $239,155,000
EBITDA                               14,189,000              17,421,000       (5,666,000)           25,944,000
Total assets                        260,606,000             339,149,000       26,441,000           626,196,000
Capital expenditures                  2,519,000               2,346,000          434,000             5,299,000

                                                  Three Months Ended September 30, 2000
                         -------------------------------------------------------------------------------------
                                Specialty              Outpatient
                                Hospitals            Rehabilitation         All Other             Total
                         -------------------------------------------------------------------------------------
Net revenue                        $ 95,498,000            $ 99,092,000     $  2,327,000          $196,917,000
EBITDA                               10,223,000              14,750,000       (4,475,000)           20,498,000
Total assets                        247,889,000             310,771,000       14,088,000           572,748,000
Capital expenditures                  1,685,000               1,531,000          793,000             4,009,000

                                                  Nine Months Ended September 30, 2001
                         -------------------------------------------------------------------------------------
                                Specialty              Outpatient
                                Hospitals            Rehabilitation         All Other             Total
                         -------------------------------------------------------------------------------------
Net revenue                        $361,627,000            $326,715,000     $ 10,100,000          $698,442,000
EBITDA                               41,167,000              57,107,000      (16,646,000)           81,628,000
Total assets                        260,606,000             339,149,000       26,441,000           626,196,000
Capital expenditures                  8,828,000               6,112,000        1,169,000            16,109,000

                                                  Nine Months Ended September 30, 2000
                         -------------------------------------------------------------------------------------
                                Specialty              Outpatient
                                Hospitals            Rehabilitation         All Other             Total
                         -------------------------------------------------------------------------------------
Net revenue                        $273,808,000            $313,201,000     $  7,330,000          $594,339,000
EBITDA                               31,165,000              51,183,000      (14,247,000)           68,101,000
Total assets                        247,889,000             310,771,000       14,088,000           572,748,000
Capital expenditures                  8,595,000               3,495,000        2,102,000            14,192,000

A reconciliation of EBITDA to net income (loss) is as follows:

                                       For the three months ended           For the nine months ended
                                              September 30,                      September 30,
                                         2001              2000               2001              2000
                                  ---------------------------------------------------------------------
EBITDA                               $25,944,000       $20,498,000       $ 81,628,000      $ 68,101,000
Depreciation and amortization         (8,150,000)       (7,321,000)       (23,829,000)      (21,416,000)
Interest income                          102,000           488,000            382,000           710,000
Interest expense                      (7,026,000)       (9,410,000)       (22,548,000)      (27,710,000)
Minority interest                       (473,000)         (844,000)        (2,745,000)       (3,022,000)
Income tax expense                    (4,054,000)       (2,361,000)       (12,826,000)       (8,589,000)
Extraordinary item                            --        (6,247,000)        (8,676,000)       (6,247,000)
                                  ---------------------------------------------------------------------
Net income (loss)                    $ 6,343,000       $(5,197,000)      $ 11,386,000      $  1,827,000
                                  =====================================================================

7.  Restructuring Charges

The following summarizes the Company's restructuring activity:

                                        Lease
                                     Termination
                                        Costs        Severance      Other        Total
                                  -------------------------------------------------------
January 1, 2001                     $ 3,685,000     $ 940,000     $ 76,000    $ 4,701,000
Amounts paid in 2001                 (1,647,000)     (856,000)     (76,000)    (2,579,000)
                                  -------------------------------------------------------
September 30, 2001                  $ 2,038,000     $  84,000     $      -    $ 2,122,000
                                  =======================================================

Management expects to pay out the remaining restructuring reserves through 2003 which is consistent with the original plan. The accrued severance costs above represent 60 and 3 terminated employees at January 1, 2001 and September 30, 2001, respectively.

8.  Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
                                                            2001             2000                2001               2000
                                                       -------------------------------------------------------------------
Numerator:
Net income before extraordinary item                    $ 6,343,000      $ 1,050,000        $20,062,000        $ 8,074,000
Extraordinary item, net of tax benefit                            -       (6,247,000)        (8,676,000)        (6,247,000)
                                                       -------------------------------------------------------------------
Net income (loss)                                         6,343,000       (5,197,000)        11,386,000          1,827,000
  Less:  Class A and Class B Preferred stock
         dividends                                                -        2,194,000          2,513,000          6,465,000
                                                       -------------------------------------------------------------------
  Numerator for basic earnings per share - income
   (loss) available to common stockholders                6,343,000       (7,391,000)         8,873,000         (4,638,000)

Effect of dilutive securities:
  Class B Preferred stock dividends                               -                -          1,067,000                  -
                                                       -------------------------------------------------------------------
  Numerator for diluted earnings per share -
   income (loss) available to common
   stockholders after assumed conversions               $ 6,343,000      $(7,391,000)       $ 9,940,000        $(4,638,000)
                                                       ===================================================================
Denominator:
  Denominator for basic earnings per share -
   weighted average shares                               45,328,000       25,451,000         38,094,000         25,463,000
  Effect of dilutive securities:
  a)  Stock options                                       2,648,000                -          1,822,000             49,000
  b)  Warrants                                            1,247,000                -          1,041,000             32,000
  c)  Convertible preferred stock                                 -                -          3,376,000                  -
                                                       -------------------------------------------------------------------
Denominator for diluted earnings per share-adjusted
 weighted average shares and assumed conversions         49,223,000       25,451,000         44,333,000         25,544,000
                                                       ===================================================================

  Basic income (loss) per common share:
  Income before extraordinary item                      $      0.14      $     (0.04)       $      0.46        $      0.06
       Extraordinary item                                         -            (0.25)             (0.23)             (0.24)
                                                       -------------------------------------------------------------------
       Income (loss) per common share                   $      0.14      $     (0.29)       $      0.23        $     (0.18)
                                                       ===================================================================
  Diluted income (loss) per common share:
  Income before extraordinary item                      $      0.13      $     (0.04)       $      0.42        $      0.06
       Extraordinary item                                         -            (0.25)             (0.20)             (0.24)
                                                       -------------------------------------------------------------------
       Diluted income (loss) per common share           $      0.13      $     (0.29)       $      0.22        $     (0.18)
                                                       ===================================================================

9. Debt Offering

     On June 11, 2001, the Company issued and sold $175.0 million aggregate principle amount of 9 1/2 % Senior Subordinated Notes (the "9 1/2 % Senior Subordinated Notes") due June 15, 2009. The notes were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-4 (the "Registration Statement") (Registration No. 333-63828) that was declared effective by the Securities and Exchange Commission on July 12, 2001.

     The net proceeds relating to the offering were used to repay senior debt under the term and revolving loan portions of the Company's credit facility and to repay 10% Senior Subordinated Notes. Deferred financing costs and discounts related to the repayments of $8,676,000, net of tax, were reflected as an extraordinary loss for the quarter ended June 30, 2001. The 9 1/2 % Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain wholly owned subsidiaries (the "Subsidiary Guarantors"). Certain of the Company's subsidiaries will not guarantee the notes (the "Non-Guarantor Subsidiaries"). The creditors of the Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

     In June 2001 in anticipation of the 9 1/2 % Senior Subordinated Notes offering, the Company entered into an amendment to its credit agreement. The amendment allowed for the net proceeds of the senior note offering to be used to repay $51.0 million of senior debt under the U.S. term loan portion and $28.0 million of senior debt under the U.S. revolving portion of the Company's bank credit facility and to repay $90.0 million of existing senior subordinated debt. The amendment to the credit facility also increased the revolving credit facility by $77.4 million. The credit facility now consists of a term facility of approximately $100 million and a revolving credit facility of approximately $152.4 million.

     Maturities of long term debt for the years after 2001 are:

                          2002           $  7,751,000
                          2003              4,476,000
                          2004              6,037,000
                          2005             88,950,000
                          Thereafter      175,104,000


10. Supplemental Disclosures of Cash Flow Information

     Non-cash investing and financing activities are comprised of the following for the nine months ended September 30, 2001 and 2000:


                                                        2001          2000
                                                  ----------------------------
Conversion of preferred stock into common stock    $ 60,000,000   $          -
Credit facility refinancing                        $          -   $187,000,000
Preferred stock dividends                          $          -   $  6,465,000
Minority interest repurchase                       $  4,973,000   $          -
Notes issued with acquisitions                     $  2,523,000   $  2,847,000
Liabilities assumed with acquisitions              $    283,000   $    114,000
Issuance of warrants                               $          -   $  1,104,000

11. Subsequent Event

     On November 2, 2001, the Company filed a registration statement on Form S-1 for an offering of 8,700,000 shares of common stock. All shares are being offered by selling shareholders. The Company will not receive any proceeds from the offering.

12. Contingency

     On August 10, 1998 a complaint was filed that named NovaCare, Inc. (now known as NAHC, Inc.) along with other defendants in a qui tam action that sought triple damages and penalties under the Federal False Claims Act. On October 16, 2000, the plaintiff made a motion to name Select Medical Corporation and some of the subsidiaries acquired through the NovaCare acquisition as defendants in the case. The motion was granted in September 2001. NAHC, Inc. has agreed to fully indemnify Select for any losses which would result from this case. However, in their Annual Report on Form 10-K dated September 28, 2001, NAHC, Inc. stated that it will likely not have sufficient assets to try this case should it proceed to trial, and in the event that the plaintiff obtains an adverse judgment, NAHC, Inc. will file for bankruptcy protection. Based on a review of the complaint, Select does not believe that this lawsuit is meritorious, and Select will vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.


13. Financial Information for Subsidiary Guarantors and Non-Guarantor
Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2001 and for the nine months ended September 30, 2001 and 2000. All Subsidiary Guarantors were wholly-owned as of the date of the registration of the debt offering as described in Note 9.

     On October 1, 2000, the Company transferred the operating assets of one of its guarantor subsidiaries into a newly organized partnership and simultaneously sold partnership units to unaffiliated investors. The operations of this business (through a 100% owned guarantor subsidiary) through October 1, 2000 have been included as a Subsidiary Guarantor. The operations commencing on October 1, 2000 through a less than wholly owned partnership are presented as a Non-Guarantor Subsidiary.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries:

          Canadian Back Institute
          Kentucky Orthopedic Rehabilitation, LLC.
          Medical Information Management Systems, LLC.
          Metro Therapy, Inc.
          Millennium Rehab Services, LLC.
          Rehab Advantage Therapy Services, LLC.
          Select Houston Partners, L.P.
          Select Management Services, LLC.
          Select Specialty Hospital - Biloxi, Inc.
          TJ Corporation I, LLC.


                                                                                    Select Medical Corporation
                                                                              Condensed Consolidating Balance Sheets
                                                                                        September 30, 2001
                                                       ---------------------------------------------------------------------------

                                                        Select Medical
                                                           Corporation                     Non-
                                                       (Parent Company   Subsidiary      Guarantor
                                                            Only)        Guarantors   Subsidiaries   Eliminations     Consolidated
                                                       ---------------   ----------   ------------   ------------     ------------

Assets
Current Assets:
    Cash and cash equivalents                                $  24,073    $   2,475      $     686      $       -        $   27,234
    Accounts receivable, net                                      (418)     173,314         33,325              -           206,221
    Prepaid income taxes                                         1,039          160          1,946              -             3,145
    Other current assets                                         1,360       12,879          2,389              -            16,628
                                                             ---------    ---------      ---------      ---------         ---------
Total Current Assets                                            26,054      188,828       $ 38,346              -         $ 253,228


Property and equipment, net                                      7,542       61,939         19,072              -            88,553
Investment in affiliates                                       321,448       74,428              -       (395,876)(a)             -
Intangible assets                                                5,861      203,100         48,738              -           257,699
Other assets                                                    12,490       12,430          1,796              -            26,716
                                                             ---------    ---------      ---------      ---------         ---------
Total Assets                                                 $ 373,395    $ 540,725      $ 107,952      $(395,876)        $ 626,196
                                                             =========    =========      =========      =========         =========

Liabilities and Stockholders' Equity

Current Liabilities:
    Bank overdrafts                                          $   9,877    $       -      $       -      $       -         $   9,877
    Current portion of long-term debt and notes payable          1,193       21,590            208              -            22,991
    Accounts payable                                             4,425       26,690          5,301              -            36,416
    Intercompany accounts                                       84,348      (82,998)        (1,350)             -                 -
    Accrued payroll                                                293       26,803             13              -            27,109
    Accrued vacation                                             2,149        7,534          1,226              -            10,909
    Accrued restructuring                                          230        1,892              -              -             2,122
    Accrued other                                               12,197       10,810          4,136              -            27,143
    Due to third party payors                                  (25,170)      36,604         (1,108)             -            10,326
                                                             ---------    ---------      ---------      ---------         ---------
Total Current Liabilities                                       89,542       48,925          8,426              -           146,893

Long-term debt, net of current portion                          73,014      143,563         47,131              -           263,708
                                                             ---------    ---------      ---------      ---------         ---------
Total liabilities                                              162,556      192,488         55,557              -           410,601

Commitments and Contingencies


Minority interest in consolidated subsidiary companies               -            -          4,756              -             4,756

Preferred stock - Class A                                            -            -              -              -                 -

Convertible Preferred stock - Class B                                -            -              -              -                 -

Stockholders' Equity:
    Common stock                                                   458            -              -              -               458
    Capital in excess of par                                   224,547            -              -              -           224,547
    Accumulated deficit                                        (12,371)       8,770          9,020        (17,790)(b)       (12,371)
    Subsidiary investment                                            -      339,467         38,619       (378,086)(a)             -
    Treasury stock, at cost                                     (1,560)           -              -              -            (1,560)
    Accumulated other comprehensive loss                          (235)           -              -              -              (235)
                                                             ---------    ---------      ---------      ---------         ---------
Total Stockholders' Equity                                     210,839      348,237         47,639       (395,876)          210,839
                                                             ---------    ---------      ---------      ---------         ---------
Total Liabilities and Stockholders' Equity                   $ 373,395    $ 540,725      $ 107,952      $(395,876)        $ 626,196
                                                             =========    =========      =========      =========         =========

(a)  Elimination of investments in subsidiaries.
(b)  Elimination of investments in subsidiaries' earnings.


                                                    Select Medical Corporation
                                          Condensed Consolidating Statement of Operations
                                           For the Nine Months Ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                        Select Medical
                                     Corporation (Parent    Subsidiary        Non-Guarantor
                                         Company Only)      Guarantors         Subsidiaries    Eliminations     Consolidated
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net operating revenues                   $      9,429     $     566,128      $      122,885   $       -       $    698,442
                                      ----------------   ---------------    ----------------  --------------  ---------------
Costs and expenses:
  Cost of services                                  -           465,260              99,601           -            564,861
  General and administrative                   25,945                 -                   -           -             25,945
  Bad debt expense                                  -            22,461               3,547           -             26,008
  Depreciation and amortization                 1,327            18,754               3,748           -             23,829
                                      ----------------   ---------------    ----------------  --------------  ---------------
Total costs and expenses                       27,272           506,475             106,896           -            640,643
                                      ----------------   ---------------    ----------------  --------------  ---------------

Income (loss) from operations                 (17,843)           59,653              15,989           -             57,799

Other income and expense:
Intercompany charges                          (31,572)           25,998               5,574           -                  -
Interest income                                  (311)              (70)                 (1)          -               (382)
Interest expense                                5,367            13,297               3,884           -             22,548
                                      ----------------   ---------------    ----------------  --------------  ---------------
Income before minority interest
 and income taxes                               8,673            20,428               6,532           -             35,663

Minority interest in consolidated
subsidiary companies                                -               578               2,167           -              2,745
                                      ----------------   ---------------    ----------------  --------------  ---------------
Income before income taxes                      8,673            19,850               4,365           -             32,888

Income tax expense                              4,296             8,132                 398           -             12,826

Equity in earnings of subsidiaries             15,685             2,382                   -     (18,067)   (a)           -
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net income before extraordinary item           20,062            14,100               3,967     (18,067)            20,062

Extraordinary item                              8,676                 -                   -           -              8,676
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net income                               $     11,386     $      14,100      $        3,967   $ (18,067)      $     11,386
                                      ================   ===============    ================  ==============  ===============

(a) Elimination of equity in net income (loss) from consolidated subsidiaries.


                                                                               Select Medical Corporation
                                                                          Condensed Consolidating Balance Sheets
                                                                                   September 30, 2000
                                              --------------------------------------------------------------------------------------

                                                      Select Medical
                                                    Corporation (Parent    Subsidiary   Non-Guarantor
                                                      Company Only)        Guarantors   Subsidiaries   Eliminations     Consolidated

                                                    -------------------    ----------   ------------   ------------     ------------


Net operating revenues                                         $ 7,329     $529,429       $ 57,581      $       -          $594,339
                                                               -------    ---------       --------     ----------         ---------

Costs and expenses:
    Cost of services                                                 -      436,030         47,907              -           483,937
    General and administrative                                  21,568            -              -              -            21,568
    Bad debt expense                                                 -       19,819            914              -            20,733
    Depreciation and amortization                                1,210       18,155          2,051              -            21,416
                                                               -------    ---------       --------     ----------         ---------
Total costs and expenses                                        22,778      474,004         50,872              -           547,654
                                                               -------    ---------       --------     ----------         ---------

Income (loss) from operations                                  (15,449)      55,425          6,709              -            46,685

Other income and expense:
Intercompany charges                                           (31,707)      30,441          1,266              -                 -
Interest income                                                   (582)        (128)             -              -              (710)
Interest expense                                                 7,405       18,614          1,691              -            27,710
                                                               -------    ---------       --------     ----------         ---------

Income before minority interests and income taxes                9,435        6,498          3,752              -            19,685

Minority interest in consolidated subsidiary companies               -        1,171          1,851              -             3,022
                                                               -------    ---------       --------     ----------         ---------
Income before income taxes                                       9,435        5,327          1,901              -            16,663
Income tax expense                                               3,838        4,482            269              -             8,589
Equity in earnings of subsidiaries                               2,477        1,608              -         (4,085)(a)             -
                                                               -------    ---------       --------     ----------         ---------

Net income before extraordinary item                             8,074        2,453          1,632         (4,085)            8,074
Extraordinary item                                               6,247            -              -              -             6,247
                                                               -------    ---------       --------     ----------         ---------

Net income                                                     $ 1,827     $  2,453       $  1,632      $  (4,085)         $  1,827
                                                               =======    =========       ========     ==========         =========


(a)  Elimination of equity in net income (loss) from consolidated subsidiaries.


                                                                         Condensed Consolidating Statement of Cash Flows
                                                                          For the Nine Months Ended September 30, 2001
                                                      ------------------------------------------------------------------------------

                                                           Select Medical
                                                      Corporation (Parent   Subsidiary   Non-Guarantor
                                                            Company Only)   Guarantors    Subsidiaries   Eliminations  Consolidated
                                                      -------------------   ----------   -------------   ------------  ------------

Operating activities
Net income (loss)                                             $ 11,386        $ 14,100         $ 3,967     $ (18,067)(a)   $ 11,386
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                            1,327          18,754           3,748             -         23,829
        Provision for bad debts                                      -          22,461           3,547             -         26,008
        Minority interests                                           -             578           2,167             -          2,745
        Extraordinary item                                       8,676               -               -                        8,676
        Changes in operating assets and liabilities, net of
            effects from acquisition of businesses:
                Equity (loss) in earnings of subsidiaries      (15,685)         (2,382)              -        18,067(a)           -
                Intercompany                                    57,169         (53,564)         (3,605)            -              -
                Accounts receivable                                118         (23,468)         (9,340)            -        (32,690)
                Other current assets                               168           1,266            (626)            -            808
                Other assets                                    (1,629)          5,910            (571)            -          3,710
                Accounts payable                                 2,078           4,369           1,396             -          7,843
                Due to third-party payors                       (9,400)         14,914           3,301             -          8,815
                Accrued expenses                                 6,493           8,439           2,181             -         17,113
                Income taxes                                    (9,229)         17,863          (1,432)            -          7,202
                                                              --------        --------         -------     ---------       --------
Net cash provided by operating activities                       51,472          29,240           4,733             -         85,445
                                                              --------        --------         -------     ---------       --------
Investing activities
Purchases of property and equipment, net                        (1,137)        (13,128)         (1,844)            -        (16,109)
Proceeds from disposal of assets                                     -             808               -                          808
Earnout payments                                                     -          (4,842)              -             -         (4,842)
Acquisition of businesses, net of cash acquired                (15,425)              -               -             -        (15,425)
                                                              --------        --------         -------     ---------       --------
Net cash used in investing activities                          (16,562)        (17,162)         (1,844)            -        (35,568)
                                                              --------        --------         -------     ---------       --------
Financing activities
Issuance of 9.5% Senior Subordinated Notes                     175,000               -                                      175,000
Net repayments on credit facility debt                         (99,962)              -               -             -        (99,962)
Repayment of 10% Senior Subordinated Notes                     (90,000)              -                                      (90,000)
Payment of deferred financing costs                             (4,681)              -                                       (4,681)
Principal payments on seller and other debt                    (16,586)              -               -             -        (16,586)
Proceeds from initial public offering, net of fees              89,181               -                                       89,181
Redemption of Class A Preferred Stock                          (52,838)              -                                      (52,838)
Payment of Class A and Class B Preferred Stock Dividends       (19,248)              -                                      (19,248)
Proceeds from issuance of common stock                              38               -               -             -             38
Proceeds from (repayment of) bank overdrafts                     8,366          (9,938)         (2,768)            -         (4,340)
Distributions to minority interests                                  -            (680)         (1,571)            -         (2,251)
                                                              --------        --------         -------     ---------       --------
Net cash used in financing activities                          (10,730)        (10,618)         (4,339)            -        (25,687)
                                                              --------        --------         -------     ---------       --------
Effect of exchange rate changes on cash
     and cash equivalents                                         (107)              -               -             -           (107)
                                                              --------        --------         -------     ---------       --------
Net increase (decrease) in cash and cash equivalents            24,073           1,460          (1,450)            -         24,083

Cash and cash equivalents at beginning of period                     -           1,015           2,136             -          3,151
                                                              --------        --------         -------     ---------       --------
Cash and cash equivalents at end of period                    $ 24,073        $  2,475         $   686     $       -       $ 27,234
                                                              --------        --------         -------     ---------       --------

(a)  Elimination of equity in earnings of subsidiary.

                                                                        Condensed Consolidating Statement of Cash Flows
                                                                          For the Nine Months Ended September 30, 2001
                                                      ------------------------------------------------------------------------------
                                                         Select Medical
                                                      Corporation (Parent   Subsidiary   Non-Guarantor
                                                         Company Only)      Guarantors    Subsidiaries   Elimination   Consolidated
                                                      ------------------    ----------   -------------   -----------   ------------
Operating activities
Net income (loss)                                              $ 1,827         $ 2,453         $ 1,632      $ (4,085) (a)  $  1,827
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                            1,210          18,155           2,051             -         21,416
        Provision for bad debts                                      -          19,819             914             -         20,733
        Minority interests                                           -           1,171           1,851             -          3,022
        Extraordinary item                                       6,247               -               -                        6,247
        Changes in operating assets and liabilities, net of
            effects from acquisition of businesses:
                Equity (loss) in earnings of subsidiaries       (2,477)         (1,608)              -         4,085 (a)          -
                Intercompany                                    59,959         (55,272)         (4,687)            -              -
                Accounts receivable                             (1,050)        (18,161)          1,566             -        (17,645)
                Other current assets                              (213)          2,208            (159)            -          1,836
                Other assets                                     6,710          (7,903)         (2,740)            -         (3,933)
                Accounts payable                                 2,302          (2,344)            901             -            859
                Due to third-party payors                       (3,281)         (3,056)          1,118             -         (5,219)
                Accrued expenses                                 2,155           1,831             599             -          4,585
                Income taxes                                    (4,764)         11,658              55             -          6,949
                                                                ------          ------           -----          ----       --------
Net cash provided by operating activities                       68,625         (31,049)          3,101             -         40,677
                                                                ------          ------           -----          ----       --------
Investing activities
Purchases of property and equipment, net                        (2,102)         (9,456)         (2,634)            -        (14,192)
Escrow receivable                                                    -          29,948               -             -         29,948
Proceeds from disposal of assets held for sale                       -          12,750               -             -         12,750
Proceeds from disposal of assets                                     -             496               -             -            496
Earnout payments                                                     -          (2,637)              -             -         (2,637)
Acquisition of businesses, net of cash acquired                 (5,915)              -               -             -         (5,915)
                                                                ------          ------           -----          ----       --------
Net cash used in investing activities                           (8,017)         31,101          (2,634)            -         20,450
                                                                ------          ------           -----          ----       --------
Financing activities
Net repayments on credit facility debt                         (28,703)              -               -             -        (28,703)
Principal payments on seller and other debt                    (21,537)              -               -             -        (21,537)
Proceeds from issuance of common stock                           1,118               -               -             -          1,118
Purchase of treasury stock                                        (210)              -               -             -           (210)
Redemption of preferred stock                                      (11)              -               -             -            (11)
Proceeds from (repayment of) bank overdrafts                    (1,314)         (5,189)           (463)            -         (6,966)
Payment of deferred financing costs                             (4,336)              -               -             -         (4,336)
Distributions to minority interests                                  -            (419)         (1,021)            -         (1,440)
                                                                ------          ------           -----          ----       --------
Net cash used in financing activities                          (54,993)         (5,608)         (1,484)            -        (62,085)
                                                                ------          ------           -----          ----       --------
Effect of exchange rate changes on cash
     and cash equivalents                                           10               -               -             -             10
                                                                ------          ------           -----          ----       --------
Net increase (decrease) in cash and cash equivalents             5,625          (5,556)         (1,017)            -           (948)
Cash and cash equivalents at beginning of period                     -           1,475           2,592             -          4,067
                                                                ------          ------           -----          ----       --------
Cash and cash equivalents at end of period                     $ 5,625        $ (4,081)        $ 1,575           $ -       $  3,119
                                                                ======        ========         =======          ====       ========
(a)  Elimination of equity in earnings of subsidiary.

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

Overview

     We are the largest operator of specialty acute care hospitals for long term stay patients in the United States based on the number of facilities. We are also the second largest operator of outpatient rehabilitation clinics in the United States based on the number of clinics. As of September 30, 2001, we operated 59 specialty acute care hospitals in 21 states and 688 outpatient rehabilitation clinics in 29 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

     We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the nine months ended September 30, 2001, we had net operating revenues of $698.4 million. Of this total, we earned 53% of our net operating revenues from our specialty hospitals and 47% from our outpatient rehabilitation business.

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

                                                             Three months ended                  Nine months ended
                                                             ------------------                  -----------------
                                                                September 30,                      September 30,
                                                                -------------                      -------------
                                                               2001            2000               2001            2000
                                                               ----            ----               ----            ----
Specialty Hospital Data
   Number of Hospitals - Start of Period                         58              49                 54              44
       Number of Hospitals Acquired                               0               0                  0               0
       Number of Hospital Start-ups                               1               2                  5               7
       Number of Hospitals Closed/Sold                            0               0                  0               0
   Number of Hospitals - End of Period                           59              51                 59              51

   Number of Licensed Beds                                    2,152           1,913              2,152           1,913
   Number of Admissions                                       4,320           3,484             12,735          10,578
   Number of Patient Days                                   131,851         106,802            381,178         313,303
   Average Length of Stay                                        31              31                 30              30
   Net Revenue Per Patient Day (a)                         $    981        $    890         $      948      $      871
   Occupancy Rate                                                67%             61%                67%             63%
   % Patient Days - Medicare                                     74%             75%                75%             76%

Outpatient Rehabilitation Data
   Number of Clinics Owned - Start of Period                    623             619                636             620
       Number of Clinics Acquired                                 5              14                  7              17
       Number of Clinic Start-ups                                18               8                 31              24
       Number of Clinics Closed/Sold/Consolidated                 7               9                 35              29
   Number of Clinics Owned - End of Period                      639             632                639             632

   Number of Clinics Managed - End of Period                     49              44                 49              44
   Total Number of Clinics (All) - End of Period                688             676                688             676

   Number of Visits (U.S.)                                  925,276         897,312          2,837,544       2,814,545
   Net Revenue Per Visit (U.S.)(b)                         $     82        $     79         $       81      $       79

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

     Our goal is to open approximately eight to ten new specialty acute care hospitals each year utilizing our "hospital within a hospital" model. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

     Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At December 31, 2000, we had a receivable from Medicare of $2.8 million and at September 30, 2001 we had a net amount due to Medicare of $6.0 million.

Results of Operations

     The following tables outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                            -------------                       -------------
                                                         2001            2000              2001              2000
                                                        -----           -----             -----             -----
Net Operating revenues                                  100.0%          100.0%            100.0%            100.0%
Cost of services   (a)                                   81.6%           82.0%             80.9%             81.4%
General and administrative                                3.7%            3.5%              3.7%              3.6%
Bad debt expense                                          3.9%            4.1%              3.7%              3.5%
                                                        -----           -----             -----             -----
EBITDA   (b)                                             10.8%           10.4%             11.7%             11.5%
Depreciation and amortization                             3.4%            3.7%              3.4%              3.6%
                                                        -----           -----             -----             -----
Income from operations                                    7.4%            6.7%              8.3%              7.9%
Interest expense, net                                     2.8%            4.5%              3.2%              4.6%
                                                        -----           -----             -----             -----
Income before minority interests, and income
 taxes                                                    4.6%            2.2%              5.1%              3.3%
Minority interests                                        0.2%            0.5%              0.4%              0.5%
                                                        -----           -----             -----             -----
Income before income taxes                                4.4%            1.7%              4.7%              2.8%
Income tax expense                                        1.7%            1.2%              1.8%              1.4%
                                                        -----           -----             -----             -----
Net income before extraordinary item                      2.7%             .5%              2.9%              1.4%
Extraordinary item                                         --%            3.1%              1.3%              1.1%
                                                        -----           -----             -----             -----
Net income (loss)                                         2.7%           (2.6)%             1.6%              0.3%
                                                        =====           =====             =====             =====

The following table summarizes selected financial data by business segment, for the periods indicated.

                                       Three Months Ended                   Nine Months Ended
                                          September 30,                       September 30,
                                          -------------        %              -------------         %
                                       2001         2000     Change        2001         2000      Change
                                       ----         ----     ------        ----         ----      ------
                                                             (dollars in thousands)
Net operating revenues:
----------------------
  Specialty hospitals                $129,442     $ 95,498     35.5%     $361,627     $273,808      32.1%
  Outpatient rehabilitation           106,083       99,092      7.1       326,715      313,201       4.3
  Other                                 3,630        2,327     55.9        10,100        7,330      37.8
                                     --------     --------    -----      --------     --------     -----

      Total company                  $239,155     $196,917     21.4%     $698,442     $594,339      17.5%
                                     ========     ========    =====      ========     ========     =====

EBITDA:  (b)
------------
  Specialty hospitals                $ 14,189     $ 10,223     38.8%     $ 41,167     $ 31,165      32.1%
  Outpatient rehabilitation            17,421       14,750     18.1        57,107       51,183      11.6
  Other                                (5,666)      (4,475)   (26.6)      (16,646)     (14,247)    (16.8)
                                     --------     --------    -----      --------     --------     -----

       Total company                 $ 25,944     $ 20,498     26.6%     $ 81,628     $ 68,101      19.9%
                                     ========     ========    =====      ========     ========     =====

Income (loss) from operations:
-----------------------------
  Specialty hospitals                $ 11,272     $  8,177     37.9%     $ 33,113     $ 25,452      30.1%
  Outpatient rehabilitation            13,595       11,676     16.4        45,870       40,203      14.1
  Other                                (7,073)      (6,676)    (5.9)      (21,184)     (18,970)    (11.7)
                                     --------     --------    -----      --------     --------     -----

       Total company                 $ 17,794     $ 13,177     35.0%     $ 57,799     $ 46,685      23.8%
                                     ========     ========    =====      ========     ========     =====

EBITDA margins:  (b)
--------------------
  Specialty hospitals                     110%         107%      24%          114%         114%       00%
  Outpatient rehabilitation               164%         149%     103           175%         163%       70
  Other                                    NM           NM       NM            NM           NM        NM
                                     --------     --------    -----      --------     --------     -----
  Total company                          10.8%        10.4%     4.2%         11.7%        11.5%      2.0%
                                     ========     ========    =====      ========     ========     =====

Total assets:
------------
  Specialty hospitals                $ 260,606    $ 247,889              $ 260,606    $ 247,889
  Outpatient rehabilitation            339,149      310,771                339,149      310,771
  Other                                 26,441       14,088                 26,441       14,088
                                     ---------    ---------              ---------    ---------
  Total company                      $ 626,196    $ 572,748              $ 626,196    $ 572,748
                                     =========    =========              =========    =========

Purchases of property and
-------------------------
equipment, net:
--------------
  Specialty hospitals                $   2,519    $   1,685              $   8,828    $   8,595
  Outpatient rehabilitation              2,346        1,531                  6,112        3,495
  Other                                    434          793                  1,169        2,102
                                     ---------    ---------              ---------    ---------
  Total company                      $   5,299    $   4,009              $  16,109    $  14,192
                                     =========    =========              =========    =========

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

     The following table reconciles EBITDA to net income:

                                                  For the three months ended                  For the nine months ended
                                                         September 30,                               September 30,
                                                         -------------                               -------------
                                                 2001                2000                   2001                 2000
                                                 ----                ----                   ----                 ----
                                                                         (in thousands)
EBITDA                                       $    25,944         $    20,498            $    81,628          $    68,101
Depreciation and amortization                     (8,150)             (7,321)               (23,829)             (21,416)
Interest income                                      102                 488                    382                  710
Interest expense                                  (7,026)             (9,410)               (22,548)             (27,710)
Minority interest                                   (473)               (844)                (2,745)              (3,022)
Income tax expense                                (4,054)             (2,361)               (12,826)              (8,589)
Extraordinary item, net of taxes                      --              (6,247)                (8,676)              (6,247)
                                             -----------         -----------            -----------          -----------
Net income (loss)                            $     6,343         $    (5,197)           $    11,386          $     1,827
                                             ===========         ===========            ===========          ===========


Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Operating Revenues

     Our net operating revenues increased by 21.4% to $239.2 million for the three months ended September 30, 2001 compared to $196.9 million for the three months ended September 30, 2000.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 35.5% to $129.4 million for the three months ended September 30, 2001 compared to $95.5 million for the three months ended September 30, 2000. Net operating revenues for the specialty hospitals opened before January 1, 2000 and operated throughout both periods increased 22.6% to $108.9 million for the three months ended September 30, 2001 from $88.8 million for the three months ended September 30, 2000. This resulted from a higher occupancy rate and a higher non-Medicare payor mix. The remaining increase of $13.8 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 7.1% to $106.1 million for the three months ended September 30, 2001 compared to $99.1 million for the three months ended September 30, 2000. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation locations.

     Other. Our other revenues increased to $3.6 million for the three months ended September 30, 2001 compared to $2.3 million for the three months ended September 30, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 20.9% to $213.2 million for the three months ended September 30, 2001 compared to $176.4 million for the three months ended September 30, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. As a percent of our net operating revenues, our operating expenses decreased to 89.2% for the three months ended September 30, 2001 from 89.6% for the three months ended September 30, 2000. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues decreased to 81.6% for the three months ended September 30, 2001 from 82.0% for the three months ended September 30, 2000. These costs primarily reflect our labor expenses. During the same time period, general and administrative expense as a percentage of net operating revenues increased to 3.7% for the three months ended September 30, 2001 from 3.5% for the three months ended September 30, 2000. The general and administrative expense as a percentage of net operating revenues was consistent with our prior two quarters of this year. Our bad debt expense as a percentage of net operating revenues declined to 3.9% for the three months ended September 30, 2001 compared to 4.1% for the three months ended September 30, 2000.

EBITDA

     Our total EBITDA increased 26.6% to $25.9 million for the three months ended September 30, 2001 compared to $20.5 million for the three months ended September 30, 2000. Our EBITDA margins increased to 10.8% for the three months ended September 30, 2001 compared to 10.4% for the three months ended September 30, 2000. For cash flow information, see "-Capital Resources and Liquidity."

     Specialty Acute Care Hospitals. EBITDA increased by 38.8% to $14.2 million for the three months ended September 30, 2001 compared to $10.2 million for the three months ended September 30, 2000. Our EBITDA margins increased to 11.0% for the three months ended September 30, 2001 from 10.7% for the three months ended September 30, 2000. The hospitals opened before January 1, 2000 and operated throughout both periods generated an increase in EBITDA of 34.7% to $13.6 million. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our EBITDA margin in these same store hospitals increased from 11.4% to 12.5%.

     Outpatient Rehabilitation. EBITDA increased by 18.1% to $17.4 million for the three months ended September 30, 2001 compared to $14.7 million for the three months ended September 30, 2000. Our EBITDA margins increased to 16.4% for the three months ended September 30, 2001 from 14.9% for the three months ended September 30, 2000. The increase was related to revenue growth experienced at our outpatient locations.

     Other. EBITDA loss increased to $5.7 million for the three months ended September 30, 2001 compared to a loss of $4.5 million for the three months ended September 30, 2000. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally NovaCare and our new hospital development. Our EBITDA loss has remained fairly consistent with the loss experienced in the first and second quarters of 2001 of $5.4 million and $5.6 million, respectively.

Income from Operations

     Income from operations increased 35.0% to $17.8 million for the three months ended September 30, 2001 compared to $13.2 million for the three months ended September 30, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in amortization and depreciation. Depreciation and amortization increased by 11.3% to $8.2 million for the three months ending September 30, 2001 from $7.3 million for the three months ended September 30, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $2.0 million to $6.9 million for the three months ended September 30, 2001 from $8.9 million for the three months ended September 30, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000 and a lower effective interest rate in 2001. The lower debt levels resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement, divestiture of the NovaCare Occupational Health businesses and operating cash flow.

Minority Interests

     Minority interests in consolidated earnings decreased by 44.0% to $0.5 million for the three months ended September 30, 2001 compared to $0.8 million for the three months ended September 30, 2000. This decrease resulted from a smaller percentage of ownership held by minority interests. See "-Capital Resources and Liquidity" for a discussion of our repurchase of minority interests.

Income Taxes

     We recorded income tax expense of $4.1 million for the three months ended September 30, 2001. The expense represented an effective tax rate of 39.0% and approximates the federal and state statutory tax rates. We recorded income tax expense of $2.4 million for the three months ended September 30, 2000. This expense represented an effective tax rate of 69.2%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize carryover net operating losses to offset the effect of our non-deductible goodwill.

Extraordinary Item

     The extraordinary item recorded in the quarter ended September 30, 2000 resulted from refinancing of our credit facility. In September 2000 we entered into a new $230 million senior credit facility with a syndicate of banks that replaced our $225 million credit facility dated November 19, 1999. The extraordinary item consists of the unamoritzed deferred financing costs of $6.2 million related to the November 19, 1999 credit facility.


Nine months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Operating Revenues

     Our net operating revenues increased by 17.5% to $698.4 million for the nine months ended September 30, 2001 compared to $594.3 million for the nine months ended September 30, 2000.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 32.1% to $361.6 million for the nine months ended September 30, 2001 compared to $273.8 million for the nine months ended September 30, 2000. Net operating revenues for the specialty hospitals opened before January 1, 2000 and operated throughout both periods increased 19.8% to $314.1 million for the nine months ended September 30, 2001 from $262.2 million for the nine months ended September 30, 2000. This resulted from an improved occupancy rate and a higher non-Medicare payor mix. The remaining increase of $35.9 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 4.3% to $326.7 million for the nine months ended September 30, 2001 compared to $313.2 million the nine months ended September 30, 2000. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation locations.

     Other. Our other revenues increased to $10.1 million for the nine months ended September 30, 2001 compared to $7.3 million for the nine months ended September 30, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 17.2% to $616.8 million for the nine months ended September 30, 2001 compared to $526.2 million for the nine months ended September 30, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. As a percent of our net operating revenues, our operating expenses declined to 88.3% for the nine months ended September 30, 2001 from 88.5% for the nine months ended September 30, 2000. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues declined to 80.9% for the nine months ended September 30, 2001 from 81.4% for the nine months ended September 30, 2000. These costs primarily reflect our labor expenses. The relative reduction in cost of services as a percentage of net operating revenue resulted from lower relative labor costs in our specialty hospital business segment. During the same time period, general and administrative expense as a percentage of net operating revenues were 3.7% and 3.6%, respectively. Our bad debt expense as a percentage of net operating revenues increased to 3.7% for the nine months ended September 30, 2001 compared to 3.5% for the nine months ended September 30, 2000. This increase is due to the higher bad debt provisions recorded in our specialty hospital segment in response to our increase in non-Medicare revenue.

EBITDA

     Our total EBITDA increased 19.9% to $81.6 million for the nine months ended September 30, 2001 compared to $68.1 million for the nine months ended September 30, 2000. Our EBITDA margins increased slightly to 11.7% for the nine months ended September 30, 2001 compared to 11.5% for the nine months ended September 30, 2000. For cash flow information, see "-Capital Resources and Liquidity."

     Specialty Acute Care Hospitals. EBITDA increased by 32.1% to $41.2 million for the nine months ended September 30, 2001 compared to $31.2 million for the nine months ended September 30, 2000. Our EBITDA margins remained constant at 11.4% for both periods. The hospitals opened before January 1, 2000 and operated throughout both periods accounted for $9.0 million of the increase. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our same hospital EBITDA margin increased from 12.6% to 13.3%. The balance of the increase of $1.0 million resulted from our newly developed hospitals.

     Outpatient Rehabilitation. EBITDA increased by 11.6% to $57.1 million for the nine months ended September 30, 2001 compared to $51.2 million for the nine months ended September 30, 2000. Our EBITDA margins increased to 17.5% for the nine months ended September 30, 2001 from 16.3% for the nine months ended September 30, 2000. The increase was related principally to revenue growth experienced at our outpatient locations.

     Other. EBITDA loss increased to $16.6 million for the nine months ended September 30, 2001 compared to a loss of $14.2 million for the nine months ended September 30, 2000. This increase resulted from the increase in general and administrative costs needed to support the growth of the organization, principally NovaCare and our new hospital development.

Income from Operations

     Income from operations increased 23.8% to $57.8 million for the nine months ended September 30, 2001 compared to $46.7 million for the nine months ended September 30, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in depreciation and amortization. Depreciation and amortization increased by 11.3% to $23.8 million for the nine months ending September 30, 2001 from $21.4 million for the nine months ended September 30, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $4.8 million to $22.2 million for the nine months ended September 30, 2001 from $27.0 million for the nine months ended September 30, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000 and a lower effective interest rate in 2001. The lower debt levels resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement, divestiture of the NovaCare Occupational Health businesses and operating cash flow.

Minority Interests

     Minority interests in consolidated earnings decreased 9.2% to $2.7 million for the nine months ended September 30, 2001 compared to $3.0 million for the nine months ended September 30, 2000. This decrease resulted from a smaller percentage of ownership held by minority interests. See "-Capital Resources and Liquidity" for a discussion of our repurchase of minority interests.

Income Taxes

     We recorded income tax expense of $12.8 million for the nine months ended September 30, 2001. The expense represented an effective tax rate of 39.0% and approximates the federal and state tax rates. We recorded income tax expense of $8.6 million for the nine months ended September 30, 2000. This expense represented an effective tax rate of 51.5%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize carryover net operating losses to offset the effect of our non-deductible goodwill.

     As a result of our limited operating history and the cumulative losses we had incurred, we provided a valuation allowance for substantially all of our deferred tax assets. Because of our profitable operations over the last two years, we anticipate reversing the valuation allowances in the fourth quarter. At December 31, 2000 this allowance approximated $35 million. Since some of the deferred tax assets relate to acquired business assets, we anticipate that approximately $19 million of this reversal would reduce goodwill. We currently estimate that another $10 million will reduce our current period tax provision in the fourth quarter of 2001. This will have an earnings per share effect of approximately $0.20. The remaining amount relates to state net operating loss carryforwards that we expect will expire before their utilization. Thus, we will continue to carry an allowance against the uncertain recovery associated with these tax assets.

Extraordinary Item

     As a result of our initial public offering of stock in April 2001 and the issuance of $175 million of 9 1/2 % senior subordinated notes in June 2001, we repaid $75 million of our U.S. term loan and all $90 million of our 10% Senior Subordinated Notes. The extraordinary item consisted of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loans and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

Capital Resources and Liquidity

     For the nine months ended September 30, 2001 operating activities provided $85.4 million of cash compared to $40.7 million for the nine months ended September 30, 2000. The increase in cash flow is attributable to improved operating income, continued management of payables and lower accounts receivable days outstanding. Our accounts receivable days outstanding were 79 days at September 30, 2001 compared to 85 days at December 31, 2000.

     Investing activities used $35.6 million of cash flow for the nine months ended September 30, 2001. This usage resulted from purchases of property and equipment of $16.1 million related principally to new hospital development. Additionally, we incurred earnout and acquisition related payments of $4.8 million and $15.4 million, respectively. The earnout payments relate to obligations we assumed as part of the NovaCare acquisition. The increase in acquisition activity in 2001 relates principally to our repurchase of minority interests. The terms of our agreements with these minority owners allowed some of them to sell their minority interests back to us upon the completion of our initial public offering. On October 31, 2001, we completed the purchase of these minority interests. In total, we paid these minority owners $15.9 million for their ownership interests. Of this amount, $10.9 million was paid in cash and $5.0 million was paid in stock. For the nine months ended September 30, 2000, we generated $20.5 million of cash flow from investing activities. This resulted from the sale of the occupational health centers for $12.8 million that we acquired from NovaCare and the escrow settlement with NovaCare of $29.9 million.

     Financing activities used $25.7 and $62.1 million of cash for the nine months ended September 30, 2001 and 2000, respectively. This was due principally to the repayment of seller and other debt in both periods. In 2001, we have had two significant financing transactions that refinanced existing capital. On April 10, 2001 we completed an initial public offering of 9 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions were approximately $77.3 million. On April 20, 2001 the underwriters exercised their option to purchase an additional
1.35 million shares of common stock to cover overallotments. The net proceeds from the exercise of this option were $11.9 million after deduction of the underwriters discount. The proceeds were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility, to redeem $52.8 million of our Class A Preferred Stock and the remainder was used for general corporate purposes including the purchases of minority interests. On June 11, 2001, we issued and sold $175.0 million of 9 1/2% Senior Subordinated Notes due 2009. The net proceeds from the sale were approximately $169.5 million, after deducting discounts, commissions and expenses of the offering.
We used $90.0 million of the net proceeds to retire our 10% Senior Subordinated Notes which were issued in December 1998, February 1999 and November 1999. We used an additional $79.0 million of the net proceeds to repay part of our senior indebtedness under both the term loan and revolving portions of our senior credit facility. The remainder of the net proceeds was used to pay accrued interest.

Capital Resources

     Net working capital remained consistent at $106.3 million as of September 30, 2001 compared to $105.6 million at December 31, 2000.

   On September 22, 2000, we entered into a new credit agreement that refinanced our existing bank debt. In January 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement that became effective in April 2001. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facilities and to redeem $52.8 million of our Class A Preferred Stock. In May 2001, in anticipation of the senior subordinated note offering, we entered into another amendment to our credit agreement that became effective June 2001. The amendment allowed for the use of net proceeds to repay $51.0 million of our senior debt under the U.S. term loan portion and $28.0 million of our senior debt under the U.S. revolving portion of our bank credit facility and to repay $90.0 million of existing subordinated debt. The amendment to the credit facility also increased our revolving credit facility by $77.4 million. Our credit facility now consists of a term facility of approximately $100 million and a revolving credit facility of approximately $152.4 million. As of September 30, 2001 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $148.1 million under our revolving facility. The revolving facility terminates in 2005.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of September 30, 2001, our weighted average interest rate under our credit agreement was approximately 8.1%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap
transaction, which fixes the rate paid through the term of the agreement.   See
Item 3, "Quantitative and Qualitative Disclosures on Market Risk" for a discussion of our floating interest rates on borrowings under our credit facility.

We are required to pay a quarterly commitment fee at a rate that ranges from
 .375%to .500%, based upon financial covenant ratio tests. This fee applies to unused commitments under the revolving credit facility. The terms of the credit agreement include various restrictive covenants. These covenants include:

       .restrictions against incurring additional indebtedness,

       .disposing of assets,

       .incurring capital expenditures,

       .making investments,

       .restrictions against paying certain dividends,

       .engaging in transactions with affiliates,

       .incurring contingent obligations, and

       .allowing or causing fundamental changes.

     The covenants also require us to maintain various financial ratios regarding total indebtedness, interest, fixed charges and net worth. The borrowings are secured by substantially all of the tangible and intangible assets of us and our subsidiaries, including all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. In addition, the loans have been guaranteed by our domestic subsidiaries.

     On June 11, 2001, we issued and sold $175.0 million aggregate principal amount of 9 1/2% senior subordinated notes due June 15, 2009.The notes were issued under an indenture dated as of June 11, 2001 between us and State Street Bank and Trust Company, N.A., as Trustee. Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2001.The notes are unsecured senior subordinated obligations of Select Medical, are subordinated in right of payment to all existing and future senior indebtedness of Select Medical, and are senior in right of payment to all future subordinated indebtedness of Select Medical. The notes are guaranteed on a senior subordinated basis by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after June 15, 2005, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after June 15, 2008, plus accrued and unpaid interest.

     Upon a change of control of Select Medical, each holder of notes may require us to repurchase all or any portion of the holder's notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. The indenture contains certain covenants that, among other things, limit the incurrence of additional debt by Select Medical and certain of its subsidiaries; the payment of dividends on capital stock of Select Medical and the purchase, redemption or retirement of capital stock or subordinated indebtedness; investments; certain transactions with affiliates; sales of assets, including capital stock of subsidiaries; and certain consolidations, mergers and transfers of assets. The indenture also prohibits certain restrictions on distributions from certain subsidiaries. All of these limitations and prohibitions, however, are subject to a number of qualifications.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. We have opened five specialty hospitals in 2001 and plan to open four additional hospitals before the end of 2001. A new specialty hospital has historically required approximately $3.1 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $148 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed this capacity, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncement Not Yet Adopted

  In October 2001, the Financial Accounting Standards Board approved SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. SFAS 144 requires that long-lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. Management is currently evaluating the impact of adopting SFAS 144 on our financial condition and results of operations.

     In June 2001, the Financial Accounting Standards Board approved SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets" which are effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. If determined to be impaired, a loss will be recorded. Amortization expense related to intangible assets that will no longer be amortized when SFAS 142 is adopted in January 2002 totaled approximately $6.3 million, or approximately $.08 per diluted share, for the nine months ended September 30, 2001. Management believes that any impairment charge resulting from the adoption of SFAS 142 will not be significant.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facilities. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 and $0.8 million for the three and nine months ended September 30, 2001, respectively. As required by our credit agreement, on March 30, 2001 we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The fixed rate portion as of September 30, 2001 is 91% of all outstanding U.S. term loans. The swap became effective on April 27, 2001.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants, NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On February 1, 2000, the unnamed defendants were dismissed with prejudice. However the relator plaintiff made a motion on October 16, 2000 to name the Company and some of the subsidiaries the Company acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills in connection with the provision of physical therapy to individuals covered by various health insurance programs that were provided to certain employees of the United States government. Because the amended complaint names new defendants, the United States Attorneys Office, which had originally decided in October of 1999 not to intervene in the action, is again considering whether to intervene. NAHC has agreed to fully indemnify the Company for any losses which could result from this case.

However, in their Annual Report on Form 10-K dated September 28, 2001, NAHC stated that it will likely not have sufficient assets to try this case should it proceed to trial, and in the event that the plaintiff obtains an adverse judgment, NAHC will file for bankruptcy protection. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious, and the Company intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

               The exhibits to this report are listed in the Exhibit Index appearing on page 35 hereof.

     b.  Reports on Form 8-K

               None.

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



Dated:  November 8, 2001

                                 EXHIBIT INDEX

Exhibit             Description
---------           -----------

3.1 Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).

3.2 Form of Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).

3.3 Form of Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).

3.4 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Select Medical Corporation, incorporated by reference to Exhibit 3.4 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).

10.1 Amendment No. 4 to Employment Agreement dated as of Septemeber 17, 2001 between Select Medical Corporation and Rocco A Ortenzio incorporated by reference to Exhibit 10.55 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).

10.2 Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A Ortenzio incorporated by reference to Exhibit 10.56 of the Company's Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3 Fourth Addendum dated as of September 1, 2001 to Office Lease Agreement between Select Medical Corporation and Old Gettysburg Associates I incorporated by reference to Exhibit
                    10.57 of the Company's Registration Statement on Form S-1 (Reg. No. 333-72728).