Form 10-Q/A
period 2001-09-30
SELECT MEDICAL CORP
filed 2001-11-13
CIK 1035688

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A


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


                                                    Select Medical Corporation
                                          Condensed Consolidating Statement of Operations
                                           For the Nine Months Ended September 30, 2001
                                     ----------------------------------------------------------------------------------------
                                        Select Medical
                                     Corporation (Parent    Subsidiary        Non-Guarantor
                                         Company Only)      Guarantors         Subsidiaries    Eliminations     Consolidated
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net operating revenues                   $      9,429     $     566,128      $      122,885   $       -       $    698,442
                                      ----------------   ---------------    ----------------  --------------  ---------------
Costs and expenses:
  Cost of services                                  -           465,260              99,601           -            564,861
  General and administrative                   25,945                 -                   -           -             25,945
  Bad debt expense                                  -            22,461               3,547           -             26,008
  Depreciation and amortization                 1,327            18,754               3,748           -             23,829
                                      ----------------   ---------------    ----------------  --------------  ---------------
Total costs and expenses                       27,272           506,475             106,896           -            640,643
                                      ----------------   ---------------    ----------------  --------------  ---------------

Income (loss) from operations                 (17,843)           59,653              15,989           -             57,799

Other income and expense:
Intercompany charges                          (31,572)           25,998               5,574           -                  -
Interest income                                  (311)              (70)                 (1)          -               (382)
Interest expense                                5,367            13,297               3,884           -             22,548
                                      ----------------   ---------------    ----------------  --------------  ---------------
Income before minority interest
 and income taxes                               8,673            20,428               6,532           -             35,633

Minority interest in consolidated
subsidiary companies                                -               578               2,167           -              2,745
                                      ----------------   ---------------    ----------------  --------------  ---------------
Income before income taxes                      8,673            19,850               4,365           -             32,888

Income tax expense                              4,296             8,132                 398           -             12,826

Equity in earnings of subsidiaries             15,685             2,382                   -     (18,067)   (a)           -
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net income before extraordinary item           20,062            14,100               3,967     (18,067)            20,062

Extraordinary item                              8,676                 -                   -           -              8,676
                                      ----------------   ---------------    ----------------  --------------  ---------------
Net income                               $     11,386     $      14,100      $        3,967   $ (18,067)      $     11,386
                                      ================   ===============    ================  ==============  ===============


(a) Elimination of equity in net income (loss) from consolidated subsidiaries.


                                                                                  Select Medical Corporation
                                                                          Condensed Consolidating Statement of Operations
                                                                           For the Nine Months Ended September 30, 2000
                                              --------------------------------------------------------------------------------------

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

                                                                                 Select Medical Corporation
                                                                         Condensed Consolidating Statement of Cash Flows
                                                                          For the Nine Months Ended September 30, 2001
                                                      ------------------------------------------------------------------------------

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

                                                                                  Select Medical Corporation
                                                                        Condensed Consolidating Statement of Cash Flows
                                                                          For the Nine Months Ended September 30, 2000
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


                                       Three Months Ended                   Nine Months Ended
                                          September 30,                       September 30,
                                          -------------        %              -------------         %
                                       2001         2000     Change        2001         2000      Change
                                       ----         ----     ------        ----         ----      ------
                                                             (dollars in thousands)
Net operating revenues:
----------------------
  Specialty hospitals                $129,442     $ 95,498     35.5%     $361,627     $273,808      32.1%
  Outpatient rehabilitation           106,083       99,092      7.1       326,715      313,201       4.3
  Other                                 3,630        2,327     55.9        10,100        7,330      37.8
                                     --------     --------    -----      --------     --------     -----

      Total company                  $239,155     $196,917     21.4%     $698,442     $594,339      17.5%
                                     ========     ========    =====      ========     ========     =====

EBITDA:  (b)
------------
  Specialty hospitals                $ 14,189     $ 10,223     38.8%     $ 41,167     $ 31,165      32.1%
  Outpatient rehabilitation            17,421       14,750     18.1        57,107       51,183      11.6
  Other                                (5,666)      (4,475)   (26.6)      (16,646)     (14,247)    (16.8)
                                     --------     --------    -----      --------     --------     -----

       Total company                 $ 25,944     $ 20,498     26.6%     $ 81,628     $ 68,101      19.9%
                                     ========     ========    =====      ========     ========     =====

Income (loss) from operations:
-----------------------------
  Specialty hospitals                $ 11,272     $  8,177     37.9%     $ 33,113     $ 25,452      30.1%
  Outpatient rehabilitation            13,595       11,676     16.4        45,870       40,203      14.1
  Other                                (7,073)      (6,676)    (5.9)      (21,184)     (18,970)    (11.7)
                                     --------     --------    -----      --------     --------     -----

       Total company                 $ 17,794     $ 13,177     35.0%     $ 57,799     $ 46,685      23.8%
                                     ========     ========    =====      ========     ========     =====

EBITDA margins:  (b)
--------------------
  Specialty hospitals                    11.0%        10.7%     2.4%         11.4%        11.4%      0.0%
  Outpatient rehabilitation              16.4%        14.9%    10.3          17.5%        16.3%      7.0
  Other                                    NM           NM       NM            NM           NM        NM
                                     --------     --------    -----      --------     --------     -----
  Total company                          10.8%        10.4%     4.2%         11.7%        11.5%      2.0%
                                     ========     ========    =====      ========     ========     =====

Total assets:
------------
  Specialty hospitals                $ 260,606    $ 247,889              $ 260,606    $ 247,889
  Outpatient rehabilitation            339,149      310,771                339,149      310,771
  Other                                 26,441       14,088                 26,441       14,088
                                     ---------    ---------              ---------    ---------
  Total company                      $ 626,196    $ 572,748              $ 626,196    $ 572,748
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



Dated:  November 13, 2001

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