Form 10-K405
period 2001-12-31
SELECT MEDICAL CORP
filed 2002-03-05
CIK 1035688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K
_____________________

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From to

Commission File Number: 000-32499
________________________

SELECT MEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	23-2872718

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4716 Old Gettysburg Road
P.O. Box 2034
Mechanicsburg, Pennsylvania 17055

(Address of principal executive offices and zip code)

(717) 972-1100
(Registrant’s telephone number, including area code)

_____________________

Securities registered pursuant to Section 12(b) of the Act: None

_____________________

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

_____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X        NO               YES X             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          X

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based on the closing sale price of $12.66 per share as reported on The Nasdaq National Market on February 28, 2002 was $252,259,261.

As of February 28, 2002, the number of outstanding shares of the Registrant’s Common Stock was 46,140,304.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2002 Annual Meeting are incorporated by reference into Part III.

SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2001

PART I

Forward-Looking Statements

         This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	general economic, demographic and business conditions, both nationally and in regions where we operate;

•	the effect of existing or future governmental regulation and federal and state legislative and enforcement initiatives on our business including the Balanced Budget Act of 1997;

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;

•	shortages in qualified nurses could increase our operating costs significantly;

•	future acquisitions may use significant resources and expose us to unforeseen risks; and

•	the effect of liability and other claims asserted against us.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” under “Item 1. Business.”

ITEM 1. BUSINESS

Overview

         We are the largest operator of specialty acute care hospitals for long term stay patients in the United States based on the number of facilities. We are also the second largest operator of outpatient rehabilitation clinics in the United States based on the number of clinics. As of December 31, 2001, we operated 64 specialty acute care hospitals in 22 states and 717 outpatient rehabilitation clinics in 31 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team, including our co-founders, Rocco A. Ortenzio and Robert A. Ortenzio, both of whom have significant experience in the healthcare industry. Under this leadership, we have grown our business through strategic acquisitions and internal development initiatives. For the year ended December 31, 2001, we had net operating revenues of $959.0 million and EBITDA (defined as net income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest, and extraordinary items) of $112.0 million. In 2001, we earned 54% of our net operating revenues from our specialty acute care hospitals and 46% from our outpatient rehabilitation business. In April 2001, we completed a $98.3 million initial public offering of our common stock, and in June 2001 we completed a $175 million offering of 9 1/2% senior subordinated notes.

Specialty Acute Care Hospitals

         As of December 31, 2001, we operated 64 specialty acute care hospitals, 56 of which were certified by the federal Medicare program as long term acute care hospitals. The remaining eight hospitals are in the process of becoming certified as long term acute care hospitals.

These hospitals generally have 30 to 40 beds, and as of December 31, 2001, we operated a total of 2,307 available licensed beds. Our specialty acute care hospitals employ approximately 7,000 people, with the majority being registered or licensed nurses and respiratory therapists. In these specialty hospitals we treat patients with serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders and cancer.

         Patients are admitted to our specialty acute care hospitals from general acute care hospitals in our markets. These general acute care hospitals are frequently not the optimum setting in which to treat these patients, because they require longer stays and a higher level of clinical attention than the typical acute care patient. Furthermore, general acute care hospitals’ reimbursement rates usually do not adequately compensate them for the treatment of this type of patient. The differences in clinical expertise and reimbursement rates provide general acute care hospitals and their physicians with incentives to discharge longer stay, medically complex patients to our facilities. As a result of these dynamics, we continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals in our markets that refer patients to our facilities.

         Below is a table that shows the distribution by medical condition of patients in our hospitals for the year ended December 31, 2001.

Distribution
Medical Condition	of Patients

Respiratory failure	30%

Neuromuscular disorder	26

Cardiac disorder	12

Wound care	10

Renal disorder	5

Cancer	3

Other	14

Total	100%

         When a patient is referred to one of our hospitals by a physician, case manager, health maintenance organization or insurance company, a nurse liaison makes an assessment to determine the degree of care required and expected length of stay. This initial patient assessment is critical to our ability to provide the appropriate level of patient care. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

         Upon admission, an interdisciplinary team reviews a new patient’s condition. The interdisciplinary team comprises a number of clinicians, including the attending physician, a specialty nurse, a dietician, a pharmacist and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.

         Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a director of clinical services and a director of provider relations. These teams manage local strategy and day-to-day operations, including oversight of per patient costs and average length of stay. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in our markets that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, payroll, legal, reimbursement, human resources, compliance, management information systems, billing and collecting services. The centralization of these services improves efficiency and permits hospital staff to spend more time on patient care.

“Hospital within a Hospital” Model

         Of the 64 specialty hospitals we operated as of December 31, 2001, two are freestanding facilities and 62 are located in leased space within a host general acute care hospital. These leased spaces are separately licensed hospitals and are commonly referred to as a “hospital within a hospital.” As of December 31, 2001, we operated the largest number of specialty acute care hospitals operating with this “hospital within a hospital” model in the United States. We believe this model provides several advantages to patients, host hospitals, physicians and us.

•	The host hospital’s patients benefit from being admitted to a setting specialized to meet their unique medical needs without having the disruption of being transferred to another location.

•	In addition to being provided with a place to transfer high-cost, long-stay patients, host hospitals benefit by receiving payments from us for rent and ancillary services.

•	Physicians affiliated with the host hospital are provided with the convenience of being able to monitor the progress of their patients without traveling to another location.

•	We benefit from the ability to operate specialty hospitals without the capital investment often associated with buying or building a freestanding facility. We also gain operating cost efficiencies by contracting with these host hospitals for selected services at discounted rates.

         In addition, our specialty hospitals serve the broader community where they operate, treating patients from other general acute care hospitals in the local market. During the year ended December 31, 2001, 51% of the patients in our “hospital within a hospital” facilities were referred to us from general acute care hospitals other than the host hospitals.

Specialty Acute Care Hospital Strategy

Provide High Quality and Cost Effective Care

         We believe that our patients benefit from our experience in addressing the complex medical needs of long term stay patients. A typical patient admitted to our specialty hospitals has multiple medical conditions and requires a high level of attention by our clinical staff. To effectively address the complex nature of our patients’ medical conditions, we have developed specialized treatment programs focused solely on their needs. We have also implemented specific staffing models that are designed to ensure that patients have access to the necessary level of clinical attention. These staffing models also allow us to allocate our resources efficiently, which reduces costs.

         Our treatment and staffing programs benefit patients because they give our clinicians access to the regimens that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet a patient’s unique needs.

         We continually monitor the quality of our patient care by several measures, including patient, payor and physician satisfaction, as well as clinical outcomes. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to the corporate office, and directly to the Joint Commission on Accreditation of Healthcare Organizations. As of December 31, 2001, all but seven of our most recently opened hospitals had been accredited by the Joint Commission on Accreditation of Healthcare Organizations. See “—Government Regulations—Licensure—Accreditation.”

Reduce Costs

         We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

•	optimizing staffing based on our occupancy and the clinical needs of our patients;

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance and human resources;

•	standardizing management information systems to aid in financial reporting as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.

Increase Higher Margin Commercial Volume

         We typically receive higher reimbursement rates from commercial insurers than we do from the federal Medicare program. As a result, we work to expand relationships with insurers to increase commercial patient volume. Each of our hospitals has employees who focus on commercial contracting initiatives within their regions. Contracting professionals in our central office work with these hospital employees to ensure that our corporate contracting standards are met. Our goal in commercial contracting is to give discounted rates to those commercial payors that we expect to add significant patient volume to our hospitals.

         We believe that commercial payors seek to contract with our hospitals because we offer patients quality, cost effective care. Although the level of care we provide is complex and staff intensive, we typically have lower operating expenses than a freestanding general acute care facility’s intensive care unit because of our “hospital within a hospital” operating model. General acute care hospitals incur substantial overhead costs in order to provide a wide array of patient services. We provide a much narrower range of patient services, and our hospitals within a hospital lease underutilized space within a general acute care hospital. These factors permit our hospitals to operate with lower overhead costs per patient than general acute care hospitals can. As a result of these lower costs, we offer more attractive rates to commercial payors. Additionally, we provide their enrollees with customized treatment programs not offered in traditional acute care facilities.

Develop New Specialty Acute Care Hospitals

         Our goal is to open eight to ten new specialty acute care hospitals each year using our “hospital within a hospital” model. We seek to lease space from general acute care hospitals with leadership positions in the markets in which they operate. We have successfully contracted with various types of general hospitals, including for-profit, not-for-profit and university affiliated.

         We have a dedicated development team with significant market experience. When we target a host hospital, the development team conducts an extensive review of all of its discharges to determine the number of referrals we would have likely received from it on a historical basis. Next, we review the host hospital’s contracts with commercial insurers to determine the market’s general reimbursement trends and payor mix. Ultimately, when we sign a lease with a new host hospital, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees facility improvements, equipment purchases, licensure procedures, and the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to this new management team and our corporate operations group.

         During 1999, 2000 and 2001, we had completed the development and opening of the following 26 specialty acute care hospitals:

Hospital Name	City	State	Opening Date	Licensed Beds

SSH-Wilmington	Wilmington	DE	January 1999	35

SSH-Milwaukee	Milwaukee	WI	March 1999	34

SSH-Youngstown	Youngstown	OH	April 1999	31

SSH-Mesa	Mesa	AZ	September 1999	37

SSH-Battle Creek	Battle Creek	MI	October 1999	32

SSH-Omaha	Omaha	NE	October 1999	40

SSH-Gulfport	Gulfport	MS	January 2000	38

SSH-Denver	Denver	CO	February 2000	32

SSH-Tri-Cities	Bristol	TN	March 2000	25

SSH-St. Louis	St. Louis	MO	April 2000	33

SSH-Wichita	Wichita	KS	June 2000	35

SSH-San Antonio	San Antonio	TX	July 2000	34

SSH-Greensburg	Greensburg	PA	August 2000	31

SSH-Erie	Erie	PA	October 2000	35

SSH-North Dallas	Dallas	TX	November 2000	11

SSH-Fort Smith	Fort Smith	AR	December 2000	34

SSH-Birmingham	Birmingham	AL	February 2001	38

SSH-Jefferson Parish	New Orleans	LA	February 2001	34

SSH-Pontiac*	Pontiac	MI	June 2001	30

SSH-Camp Hill*	Camp Hill	PA	June 2001	31

SSH-Wyandotte*	Wyandotte	MI	September 2001	35

SSH-Charleston*	Charleston	WV	December 2001	32

SSH-Northwest Detroit*	Detroit	MI	December 2001	36

SSH-Scottsdale*	Scottsdale	AZ	December 2001	29

SSH-Bloomington*	Bloomington	IN	December 2001	30

SSH-Phoenix-Downtown*	Phoenix	AZ	December 2001	33

Total				845

*	As of December 31, 2001, certification as a long term acute care hospital pending, subject to successful completion of a start-up period and/or surveys by the applicable licensure or certifying agencies. See “—Governmental Regulations—Licensure—Certification.”

Grow Through Acquisitions

         In addition to our development initiatives, we intend to grow our network of specialty hospitals through strategic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to increase margins at acquired facilities by centralizing administrative functions and implementing our standardized staffing models and resource management programs. Since our inception in 1997 we have acquired and integrated 37 hospitals which all share our centralized billing and purchasing programs and operate standardized management information systems.

Outpatient Rehabilitation

         We are the second largest operator of outpatient rehabilitation clinics in the United States, based on the number of our clinics. As of December 31, 2001, we operated 622 clinics throughout 31 states and the District of Columbia and 95 clinics in seven provinces throughout Canada. Our outpatient rehabilitation division employs approximately 8,500 people. Typically, each of our clinics is located in a freestanding facility in a highly visible medical complex or retail location. In addition to providing therapy in our outpatient clinics, we provide rehabilitation management services and staffing on a contract basis to hospitals, schools, nursing facilities and home health agencies.

         In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, certified athletic trainers, psychiatrists, speech-language pathologists, respiratory therapists, exercise physiologists and physical rehabilitation counselors.

         Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their members. In our outpatient rehabilitation division, approximately 91% of our net operating revenues come from rehabilitation management services and commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

         We have grown our outpatient rehabilitation business through acquisitions and new development. Our most significant outpatient acquisition was the purchase of the Physical Rehabilitation and Occupational Health Division of NovaCare, Inc. in November of 1999 through which we added approximately 500 outpatient rehabilitation clinics.

Outpatient Strategy

Increase Market Share

         Our goal is to be a leading provider of outpatient rehabilitation services in our local markets. Having a strong market share in our local markets allows us to benefit from heightened brand awareness, economies of scale and increased leverage when negotiating payor contracts. To increase our market share, we seek to expand the services and programs we provide and generate loyalty with patients and referral sources by providing high quality care and strong customer service.

•	Expand Rehabilitation Programs and Services. We assess the healthcare needs of our markets and implement programs and services targeted to meet the demands of the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes and patient satisfaction. Our programs and services include, among others, back care and rehabilitation; work injury management and prevention; sports rehabilitation and athletic training; and health, safety and prevention programs. Other services that vary by location include aquatic therapy, speech therapy, neurological rehabilitation and post-treatment care.

•	Provide High Quality Care and Service. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in our markets. This loyalty allows us to retain patients and strengthen our relationships with the physicians, employers, and health insurers in our markets who refer or direct additional patients to us. We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels.

Optimize the Profitability of Our Payor Contracts

         Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. Each contract we enter into is continually re-evaluated to determine how it is affecting our profitability. We create a retention strategy for each of the top performing contracts and a re-negotiation strategy for contracts that do not meet our defined criteria.

Grow Through New Development and Disciplined Acquisitions

         We intend to open new clinics in our current markets where we believe that we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to also evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach. Potential acquisitions are closely evaluated and we seek to buy only those assets that are complementary to our business and that are expected to give us a strong return on our invested capital.

Maintain Strong Employee Relations

         We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments, and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local market strategy. This management approach reflects the unique nature of each market in which we operate and the importance of encouraging our employees to assume responsibility for their clinic’s performance.

Sources of Net Operating Revenues

         The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated.

	Year ended December 31,

Net Operating Revenues by Payor Source	2001	2000	1999

Commercial insurance (a)	51.4%	51.2%	34.6%

Medicare	37.3	35.1	48.1

Private and other (b)	10.2	12.4	15.7

Medicaid	1.1	1.3	1.6

Total	100.0%	100.0%	100.0%

(a)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(b)	Includes self payors, Canadian revenues, contract management services and non-patient related payments.

Non-Government Sources

         A majority of our net operating revenues come from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. If an increased number of insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected.

Government Sources

         Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare, and our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, our specialty hospitals participate in six state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, changes made to the Medicare and Medicaid programs have further reduced payment to healthcare providers. Since an important portion of our revenues comes from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”

Government Regulations

General

         The healthcare industry is required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and outpatient rehabilitation clinics meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Licensure

         Facility Licensure. Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities.

         Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services. If we fail to show public need and obtain approval in these states for our facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement if we proceed with our creation or acquisition of the new facility or service.

         Professional Licensure and Corporate Practice. Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.

         In some states, business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. In those states, in order to comply with the restrictions imposed, we either contract to obtain therapy services from an entity permitted to employ therapists, or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.

         Certification. In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of our hospitals participate in the Medicare program. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

         Accreditation. Our hospitals receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2001, all but seven of our most recently opened hospitals had been accredited by the Joint Commission on Accreditation of Healthcare Organizations. Typically, we wait until our hospitals have been in operation for at least six months before applying for accreditation.

Overview of U.S. and State Government Reimbursements

         Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services. For the year ended December 31, 2001, we received approximately 37.3% of our revenue from Medicare.

         Long Term Acute Care Hospital Medicare Reimbursement. Our long-term acute care hospitals receive cost reimbursement, subject to a maximum cap. In contrast, Medicare inpatient costs for short-term acute care hospitals are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups, commonly referred to as DRGs. The DRG payment under a prospective payment system is based upon the national average cost of treating a Medicare patient’s condition. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to prospective payment system is approximately six days. Thus, a prospective payment system creates an economic incentive for general short-term acute care hospitals to discharge medically complex Medicare patients as soon as clinically possible. We believe that the incentive for short-term acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long term acute care hospitals.

         Prior to qualifying as an exempt long-term acute care hospital, a new long-term acute care hospital initially receives payment under the acute care DRG-based reimbursement system. The long-term acute care hospital must continue to be paid DRGs for a minimum of six months while meeting certain Medicare long-term acute care hospital requirements, the most significant requirement being an average length of stay of more than 25 days. A “hospital within a hospital” facility must also establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, and limiting the services it purchases directly from its host to 15% of its total operating costs, or limiting the number of patient admissions from its host to 25% of total admissions.

         Once the hospital qualifies for exempt status, long-term acute care hospitals currently are paid on the basis of Medicare reasonable costs per case subject to limits. Under cost-based reimbursement, costs accepted for reimbursement depend on a number of factors, including necessity, reasonableness, related-party principles and relatedness to patient care. Qualifying costs under Medicare’s cost-reimbursement system typically include all operating costs and also capital costs that include interest expense, depreciation, amortization, and rental expense. Non-qualifying costs include marketing costs.

         The cost reimbursement received by a long-term acute care hospital is subject to per-discharge payment limits. During a long-term acute care hospital’s initial operations, Medicare payment is capped at the average national target rate established by the Tax Equity and Fiscal Responsibility Act of 1982, commonly known as TEFRA. After the second year of operations, payment is subject to a target amount based on the lesser of the hospital’s cost-per-discharge or the national ceiling in the applicable base year. Legislation enacted in December 2000, the “Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000,” increases the target amount by 25 percent and the national ceiling by 2 percent for cost reporting periods beginning after October 1, 2000.

         Congress has required the Secretary of the Department Health and Human Services to submit to Congress by October 1, 1999 a proposal to establish a prospective payment system for long-term acute care hospitals. This requirement was later extended until October 1, 2001, but no proposal has yet been submitted. Current law provides that a prospective payment system is to be effective for cost reporting periods beginning on or after October 1, 2002. When developing the prospective payment system, the December 2000 legislation requires the Secretary to examine the feasibility and impact of basing payment on the existing (or refined) short term acute hospital DRGs and the most recently available hospital discharge data. The Secretary is required to implement a prospective payment system using the existing short term acute hospital DRGs that have been modified where feasible, unless a different prospective payment system is implemented by October 1, 2002.

         Outpatient Rehabilitation Services Medicare Reimbursement. We provide the majority of our outpatient rehabilitation services in our rehabilitation clinics. Through our contract services agreements, we also provide outpatient rehabilitation services in the following settings:

•	schools;

•	physician-directed clinics;

•	hospitals; and

•	skilled nursing facilities.

Essentially, all of our outpatient rehabilitation services are provided in rehabilitation agencies and are not provided through rehabilitation hospitals.

         Prior to January 1, 1999, outpatient physical therapy, occupational therapy, and speech-language pathology services, which we refer to as outpatient therapy services, were reimbursed on the basis of the lower of 90% of reasonable costs or actual charges. Beginning January 1, 1999, outpatient rehabilitation services were reimbursed on a fee schedule, subject to annual limits. These outpatient rehabilitation providers receive a fixed fee for each procedure performed, which is adjusted by the geographical area in which the facility is located.

         In November 1999, the Balanced Budget Refinement Act provided some relief to providers by unbundling speech-language pathology services from other outpatient rehabilitation services. The following lists the current annual limits per Medicare beneficiary by services offered:

•	$1,500 for outpatient physical therapy services,

•	$1,500 for speech-language pathology services, and

•	$1,500 for outpatient occupational health services.

         A moratorium has since been placed on these limits for the years 2000 through 2002 pending a review by the Secretary of the Department of Health and Human Services of the clinical needs of these patients and the appropriate level of limitations.

         The Secretary of the U.S. Department of Health and Human Services is required to report the results of this review to Congress, together with any relevant legislative recommendations, potentially including revised coverage policies as an alternative to the therapy caps. The Secretary is also required to study therapy utilization patterns and report the findings to Congress. The December 2000 legislation also requires the Secretary to study the implications of eliminating the “in the room” supervision requirement for Medicare payment for physical therapy assistants who are supervised by physical therapists and the implications of this requirement on the physical therapy cap.

         Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, billing for group therapy, and Medicare billing practices by skilled nursing facilities. In addition, payment for rehabilitation services furnished to patients of skilled nursing facilities has been affected by the establishment of a Medicare prospective payment system and consolidated billing requirement for skilled nursing facilities. The resulting pressure on skilled nursing facilities to reduce their costs by negotiating lower payments to therapy providers, such as our contract therapy services, and the inability of the therapy providers to bill the Medicare program directly for their services have tended to reduce the amounts that rehabilitation providers can receive for services furnished to many skilled nursing facility residents.

         Long Term Acute Care Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and the Centers for Medicare & Medicaid Services. Most state Medicaid payments are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for about 1.7% of our long term acute care net operating revenues for the year ended December 31, 2001.

         Workers’ Compensation. Workers’ compensation programs accounted for approximately 18.5% of our revenue from outpatient rehabilitation services for the year ended December 31, 2001. Workers’ compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.

Canadian Reimbursement

         The Canada Health Act governs the Canadian healthcare system, and provides for federal funding to be transferred to provincial health systems. Our Canadian outpatient rehabilitation clinics receive funding primarily through workers’ compensation benefits, which are administered by provincial workers’ compensation boards. The workers’ compensation boards assess employers’ fees based on their industry and past claims history. These fees are then distributed independently by each provincial workers’ compensation board as payments for healthcare services. Therefore, the payments each of our rehabilitation clinics receive for similar services can vary substantially because of the different payment regulations in each province. For the year ended December 31, 2001, we derived about 3.9% of our total net operating revenues from our operations in Canada.

Other Healthcare Regulations

         Fraud and Abuse Enforcement. Various federal laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment.

         From time to time, various federal and state agencies, such as the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2002 Work Plan describes the government’s intention to study providers’ use of satellite units and the “hospital within a hospital” model for furnishing long term acute care hospital services and the effectiveness of the Centers for Medicare & Medicaid Services’ payment safeguards relating to such services. We monitor these issuances to ensure that our resources are focused on compliance with areas targeted for enforcement.

         We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities.

         Remuneration, Fraud and Anti-dumping Measures. The federal “anti-kickback” statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of money in connection with the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state health care programs.

         Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care.

         Medicare-participating hospitals are also subject to the Emergency Medical Treatment and Active Labor Act, an “anti-dumping” statute commonly referred to as EMTALA. If a patient with an emergency condition enters a hospital with an emergency department, this federal law requires the hospital to stabilize a patient suffering from this emergency condition or make an appropriate transfer of the patient to a facility that can handle the condition. There are severe penalties under EMTALA if a hospital refuses to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Although none of our hospitals operate emergency departments, the government has interpreted EMTALA broadly to cover situations in which any type of hospital inpatient is transferred in an unstable condition.

         Provider-based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate seven long term acute care hospitals that are treated as provider-based satellites of certain of our other facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based.

         Health Information Practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Among the standards that the Department of Health and Human Services will adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

         Although the Health Insurance Portability and Accountability Act was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes. The Department of Health and Human Services has finalized two rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

         Second, the Department of Health and Human Services has finalized new standards relating to the privacy of individually identifiably health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom such information is disclosed. Rules governing the security of health information and setting standards for electronic signatures have been proposed but have not yet been issued in final form.

         The Department of Health and Human Services finalized the new transaction standards on August 17, 2000, with a compliance date of October 16, 2002. In December 2001, Congress enacted a law that delays the effective date until October 16, 2003 for entities that submit a plan for being compliant by that date. We have not yet determined whether we will seek to delay our effective date. The privacy standards under the Health Insurance Portability and Accountability Act were issued on December 28, 2000, and became effective on April 14, 2001. We will be required to comply with them by April 14, 2003. Once the security regulations are issued in final form, we will have approximately two years to be fully compliant. Sanctions for failing to comply with the Health Insurance Portability and Accountability Act include criminal penalties, civil sanctions, and exclusion from the Medicare program.

         We are evaluating the effect of the Health Insurance Portability and Accountability Act and have developed a task force to address the Health Insurance Portability and Accountability Act regulations as they have been adopted to date and as additional standards are adopted in the coming months. At this time, we anticipate that we will be able to fully comply with those Health Insurance Portability and Accountability Act requirements that have been adopted. However, we cannot at this time estimate the cost of such compliance, nor can we estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services. Although the new and proposed health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

         As of December 31, 2001 we employed approximately 15,900 people throughout the United States and Canada. A total of approximately 9,900 of our employees are full-time and the remaining approximately 6,000 are part-time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,500 and inpatient employees totaled approximately 7,000. The remaining employees were in corporate management and administration.

Competition

         We compete primarily on the basis of pricing and quality of the patient services we provide. Our specialty acute care hospitals face competition principally from general acute care hospitals in the communities in which we operate. General acute care hospitals usually have the capability to provide the same services we provide. Our hospitals also face competition from large national operators of similar facilities, such as Kindred Healthcare, Inc.

         Our outpatient rehabilitation clinics face competition principally from locally owned and managed outpatient rehabilitation clinics in the communities they serve. Many of these clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals. In addition, HealthSouth Corporation, which operates more outpatient rehabilitation clinics in the United States than we do, competes with us in a number of our markets.

Compliance Program

Our Compliance Program

         In late 1998, we voluntarily adopted our code of conduct, which is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a director of compliance who assists the compliance officer, a compliance committee and sub-committees, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies.

Operating Our Compliance Program

         We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. Our corporate executives, with the advice of outside experts, designed the programs of the compliance committee. We have adopted an operations team approach to compliance. We use facility leaders in our compliance sub-committees for employee-level implementation of our code of conduct. This approach is intended to enforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

Compliance Committee

         Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the compliance sub-committees meet on a regular basis and review compliance for each of our business divisions.

Compliance Issue Reporting

         In order to facilitate our employees’ ability to report known, suspected or potential violations of our code of conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished through our toll-free compliance hotline or our compliance post office box. The compliance officer and the compliance committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance department’s investigation policy.

Compliance Monitoring and Auditing/Comprehensive Training and Education

         Monitoring reports and the results of compliance for each of our business divisions are reported to the compliance committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to sign a compliance certification form certifying that the employee has read, understood, and has agreed to abide by the code of conduct.

Policies and Procedures Reflecting Compliance Focus Areas

         We review our current policies and procedures for our compliance program, and we intend to continue to review them on an annual basis in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the compliance committee.

Internal Audit

         In addition to and in support of the efforts of our compliance department, we have established during 2001 an internal audit function led by our full time internal auditor.

Risk Factors

         Our business involves a number of risks, some of which are beyond our control. The risk and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and net income could decline.

         Approximately 37.3% of our net operating revenues for the year ended December 31, 2001 came from the highly regulated federal Medicare program. The methods and rates of Medicare reimbursements may change at any time. Our specialty acute care hospitals operate as Medicare-designated long term acute care hospitals. As long term acute care hospitals, they receive reimbursements from Medicare based on the actual costs incurred during the treatment of a patient, subject to a cap. Many other types of healthcare providers, including general acute care hospitals, receive reimbursements from Medicare under prospective payment systems. These systems reimburse providers fixed amounts, subject to adjustments, based on each patient’s expected cost of treatment. Congress has directed the Secretary of the U.S. Department of Health and Human Services to develop a prospective payment system applicable to long term acute care hospitals. The Secretary is currently developing such a prospective payment system. The Secretary has not announced the details of the prospective payment system, but is expected to do so in the near future. The application of a prospective payment system to long term acute care hospitals could reduce the level of reimbursement we receive from the Medicare program for our services and negatively affect our profit margins.

         Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. These payments were to be subject to annual limits, originally $1,500 per patient, effective January 1, 1999. Congress has imposed a moratorium on these limits through 2002. The Secretary of the U.S. Department of Health and Human Services is required to review this annual limit and make a proposal to Congress to revise the payment system for outpatient rehabilitation. Any changes adopted by Congress, which could include reduced annual limits or a new payment system, could have an adverse effect on our outpatient rehabilitation business.

If our hospitals fail to maintain their exemption from the Medicare prospective payment system or fail to qualify as hospitals separate from their host hospitals, our profitability may decline.

         As of December 31, 2001, 56 of our 64 hospitals were certified as Medicare long term acute care hospitals, and the remaining eight were in the process of becoming certified as Medicare long term acute care hospitals. If our hospitals fail to meet or maintain the standards for certification as long term acute care hospitals, such as average minimum length of patient stay, they will not receive cost-based reimbursement but will instead receive predetermined payments applicable to general acute care hospitals under the prospective payment system. Such predetermined payments would likely result in our hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, nearly all of our hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include limitations on services purchased from the host hospital and other requirements concerning separateness from the host hospital. If several of our hospitals were to lose their cost-based reimbursement status or failed to comply with the separateness requirements, our profit margins would likely decrease. See “—Government Regulations—Overview of U.S. and State Government Reimbursements—Long Term Acute Care Hospital Medicare Reimbursement.”

Future cost containment initiatives undertaken by private third party payors may limit our future net operating revenues and profitability.

         Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our specialty acute care hospitals and outpatient rehabilitation clinics. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

         The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services; and

•	payment for services.

         Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the specialty acute care hospital and outpatient rehabilitation clinic businesses. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, and increase our operating expenses. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See “—Government Regulations.”

If we fail to cultivate new or maintain established relationships with the physicians in our markets, our net operating revenues may decrease.

         Our success is, in part, dependent upon the admissions and referral practices of the physicians in the communities our hospitals and our outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and clinics’ businesses may decrease, and our net operating revenues may decline.

Shortages in qualified nurses could increase our operating costs significantly.

         Our specialty acute care hospitals are highly dependent on nurses for patient care. The availability of qualified nurses has declined in recent years, and the salaries for nurses have risen accordingly. We cannot assure you we will be able to attract and retain qualified nurses in the future. Additionally, the cost of attracting and retaining nurses may be higher than we anticipate, and as a result, our profitability could decline.

Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

         As part of our growth strategy, we intend to pursue acquisitions of specialty acute care hospitals and outpatient rehabilitation clinics. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired personnel and harmonizing distinct cultures into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

         We cannot assure you that we will succeed in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals and outpatient rehabilitation clinics profitably or succeed in achieving improvements in their financial performance.

Restrictions imposed by our senior credit facilities and the indenture governing our 9 1/2% senior subordinated notes limit our ability to engage in or enter into business, operating and financing arrangements, which could prevent us from taking advantage of potentially profitable business opportunities.

         The operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities and our 9 1/2% senior subordinated notes, may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. For example, our senior credit facilities limit our ability to, among other things:

         •     incur additional debt;

         •     pay dividends;

         •     make certain investments;

         •     incur or permit to exist certain liens;

         •     enter into transactions with affiliates;

         •     merge, consolidate or amalgamate with another company;

         •     transfer or otherwise dispose of assets;

         •     redeem subordinated debt;

         •     incur capital expenditures; and

         •     incur contingent obligations.

         The indenture governing our 9 1/2% senior subordinated notes includes similar restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.

         We have historically faced limited competition in acquiring specialty acute care hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable candidates for us. This could limit our ability to grow by acquisitions or make our cost of acquisitions higher and less profitable.

If we fail to compete effectively with other hospitals, clinics and healthcare providers, our net operating revenues and profitability may decline.

         The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty acute care hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. More than half of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in markets we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.

Significant legal actions could subject us to substantial uninsured liabilities.

         In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. PHICO Insurance Company, which provided us medical malpractice coverage from June 1998 to December 2000, has recently been placed in liquidation. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Commitments and Contingencies.” During the last year, the medical malpractice insurance markets have seen dramatic cost increases. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of the September 11 terrorist activities, rising settlement costs and the significant failures of some nationally known insurance underwriters, such as PHICO Insurance Company. Our insurance coverage does not cover punitive damages and may not cover all claims against us or continue to be available at a reasonable cost. If we are unable to maintain adequate insurance coverage or are required to pay punitive damages, we may be exposed to substantial liabilities. We are also subject to lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Item 3. Legal Proceedings” and “Business—Government Regulations—Other Healthcare Regulations.

We may experience difficulties integrating the information systems relating to our outpatient rehabilitation business, which could cause business interruption.

         We currently manage our outpatient rehabilitation business using six billing systems. Throughout 2002, we will continue our transition to a common system to manage all of our scheduling, billing, collecting and patient information for our outpatient rehabilitation clinics. If our systems integration fails or works improperly, we could face interruption in the segments of our business undergoing the transition while we correct the problem. The interruption in the affected segment of our business could include our inability to bill patients and payors for the services we provide. A sustained inability to bill and collect payments would have a material adverse effect on our cash flows and results of operations.

ITEM 2. PROPERTIES

         We currently lease most of our facilities, including clinics, offices, long term acute care hospitals and the corporate headquarters. We lease all of our clinics and related offices, which, as of December 31, 2001, included 717 outpatient rehabilitation clinics throughout the United States and Canada. The outpatient rehabilitation clinics generally have a five-year lease term with two three-year renewals.

         We also lease all of our hospital facilities except for one 176,000 square foot facility located in Houston, Texas. As of December 31, 2001, we had 62 hospital within a hospital leases and one freestanding building lease.

         We generally seek a five-year lease for our hospitals, with an additional five-year renewal at our option. We lease our corporate headquarters, which is approximately 63,000 square feet, located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2001, this comprised 23 locations throughout the U.S. with approximately 141,000 square feet in total.

ITEM 3. LEGAL PROCEEDINGS

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of February 28, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

         In addition, as part of our business, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, we generally maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. These insurance policies also do not cover punitive damages. See “Item 1. Business—Risk Factors—Risks Relating to our Business—Significant legal actions could subject us to substantial uninsured liabilities.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2001, or through the date of this filing.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on The Nasdaq National Market under the symbol “SLMC.” Prior to our initial public offering on April 5, 2001, there was no public market for our common stock. As of February 28, 2002, there were approximately 140 record holders of our common stock.

         The following table sets forth, on a quarterly basis, the highest and lowest sale price for our common stock for the year ended December 31, 2001 as reported by the Nasdaq National Market:

2001	HIGH	LOW

Quarter:

Second (from April 5, 2001)	$20.50	$9.50

Third	$22.00	$11.93

Fourth	$18.50	$13.65

         We have never declared or paid dividends on our common stock, and we do not intend to pay dividends in the foreseeable future. Our current credit facilities and our 9 1/2% senior subordinated notes restrict us from declaring or paying dividends on our common stock. We plan to retain any earnings for use in the operation of our business and to fund future growth. See applicable discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to Select Medical Corporation’s consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         You should read the following selected consolidated historical financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained in this report. Our operations commenced February 7, 1997 when we acquired all of the outstanding common stock of our predecessor company, Sports and Orthopedic Rehabilitation Services, P.A. The predecessor company data for the period from January 1, 1997 through February 6, 1997 has been derived from unaudited financial statements, which are not included in this report. The data as of December 31, 1997, 1998, 1999, 2000 and 2001 and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

						Predecessor
						Company

						January 1,
						1997
	Year Ended December 31,					Through
						February 6,
	2001	2000	1999	1998	1997	1997

	(in thousands, except per share data)					(unaudited)
Consolidated Statement of Operations Data

Net operating revenues	$958,956	$805,897	$455,975	$149,043	$11,194	$456

Operating expenses (a)	846,938	714,227	413,731	145,450	13,740	300

Depreciation and amortization	32,290	30,401	16,741	4,942	285	8

Special charge (b)	—	—	5,223	10,157	—	—

Income (loss) from operations	79,728	61,269	20,280	(11,506)	(2,831)	148

Other income	—	—	—	—	6,022	—

Interest expense (income), net	29,209	35,187	21,099	4,976	(64)	9

Income (loss) before minority interests, income taxes and extraordinary item	50,519	26,082	(819)	(16,482)	3,255	139

Minority interests (c)	3,491	4,144	3,662	1,744	—	—

Income (loss) before income taxes and extraordinary item	47,028	21,938	(4,481)	(18,226)	3,255	139

Income tax provision (benefit)	8,671	9,979	2,811	(182)	1,308	38

Net income (loss) before extraordinary item	38,357	11,959	(7,292)	(18,044)	1,947	101

Extraordinary item (d)	8,676	6,247	5,814	—	—	—

Net income (loss)	29,681	5,712	(13,106)	(18,044)	1,947	$101

Less: Preferred dividends	(2,513)	(8,780)	(5,175)	(2,540)	(266)

Net income (loss) available to common stockholders	$27,168	$(3,068)	$(18,281)	$(20,584)	$1,681

Net income (loss) per common share:

Basic:

Net income (loss) before extraordinary item	$0.90	$0.13	$(0.50)	$(1.64)	$0.26

Extraordinary item	(0.22)	(0.25)	(0.24)	—	—

Net income (loss) per common share	$0.68	$(0.12)	$(0.74)	$(1.64)	$0.26

Diluted:

Net income (loss) before extraordinary item	$0.81	$0.12	$(0.50)	$(1.64)	$0.26

Extraordinary item	(0.19)	(0.24)	(0.24)	—	—

Net income (loss) per common share	$0.62	$(0.12)	$(0.74)	$(1.64)	$0.26

Weighted average common shares outstanding (e):

Basic	39,957	25,457	24,557	12,517	6,557

Diluted	45,464	25,907	24,557	12,517	6,564

Other Data

EBITDA (f)	$112,018	$91,670	$42,244	$3,593	$(2,546)	$156

EBITDA as a % of net revenue	11.7%	11.4%	9.3%	2.4%	(22.7)%	34.2%

Cash flow data Cash flow (used in) provided by operating activities	$95,770	$22,513	$(25,157)	$(24,702)	$(2,367)

Cash flow (used in) provided by investing activities	(61,947)	14,197	(181,262)	(209,481)	(671)

Cash flow provided by (used in) financing activities	(26,164)	(37,616)	197,480	242,298	7,897

	As of December 31,

	2001	2000	1999	1998	1997

	(in thousands)
Consolidated Balance Sheet Data

Cash and cash equivalents	$10,703	$3,151	$4,067	$13,001	$4,859

Working capital	126,749	105,567	132,598	39,807	4,248

Total assets	650,845	586,800	620,718	336,949	18,191

Total debt	288,423	302,788	340,821	156,080	3,059

Preferred stock	—	129,573	120,804	55,843	5,717

Total stockholders’ equity	234,284	48,498	49,437	60,494	5,052

            ______________________
(a)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(b)	Reflects asset impairments of $6.3 million and litigation settlement costs of $3.8 million in 1998 and asset impairments of $5.2 million in 1999.

(c)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(d)	Reflects the write-off of deferred financing costs that resulted from the refinancing of our senior credit facilities in November 1999 and September 2000. Also reflects the write-off of deferred financing costs and discounts, net of tax, resulting from the repayment of debt with the proceeds from our initial public offering in April 2001 and the 9 1/2% senior subordinated notes offering in June 2001.

(e)	For information concerning calculation of weighted average shares outstanding, see note 15 to Select Medical Corporation’s consolidated financial statements.

(f)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest, and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a measure commonly used by financial analysts and investors to evaluate the financial results of companies in our industry, and we believe it therefore provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

           The following table reconciles EBITDA to net income (loss):

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands)
EBITDA	$112,018	$91,670	$42,244	$3,593	$(2,546)

Depreciation and amortization	(32,290)	(30,401)	(16,741)	(4,942)	(285)

Special charge	—	—	(5,223)	(10,157)	—

Other income	—	—	—	—	6,022

Interest income	507	939	362	406	206

Interest expense	(29,716)	(36,126)	(21,461)	(5,382)	(142)

Minority interest	(3,491)	(4,144)	(3,662)	(1,744)	—

Income tax expense	(8,671)	(9,979)	(2,811)	182	(1,308)

Extraordinary item	(8,676)	(6,247)	(5,814)	—	—

Net income (loss)	$29,681	$5,712	$(13,106)	$(18,044)	$1,947

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.

           As of December 31, 2001, we were the largest operator of specialty acute care hospitals for long term stay patients in the United States based on the number of facilities. We are also the second largest operator of outpatient rehabilitation clinics in the United States based on the number of clinics. As of December 31, 2001, we operated 64 specialty acute care hospitals in 22 states and 717 outpatient rehabilitation clinics in 31 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

           We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the year ended December 31, 2001, we had net operating revenues of $959.0 million. Of this total, we earned 54% of our net operating revenues from our specialty hospitals and 46% from our outpatient rehabilitation businesses.

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

Significant Acquisition

           On November 19, 1999, we acquired the Physical Rehabilitation and Occupational Health Division of NovaCare, Inc. for approximately $200 million consisting of cash and the assumption of seller notes. The purchase was funded through the sale of Class B Preferred Stock, common stock, issuance of senior subordinated debt, and borrowings under our credit facility. At the time of the acquisition, NovaCare operated approximately 500 physical rehabilitation clinics and 35 occupational health centers. Following the completion of the acquisition, we sold 26 and closed 2 of these occupational health centers. As a result of this acquisition, the results of operations for the year ended December 31, 1999 and December 31, 2000 are not comparable.

Development of New Specialty Acute Care Hospitals and Clinics

           Our goal is to open eight to ten new specialty acute care hospitals each year, utilizing our “hospital within a hospital” model. We internally developed and opened six hospitals in 1999 and ten hospitals in both 2000 and 2001. Each internally developed hospital has typically required approximately $500,000 for leasehold improvements and approximately $250,000 for equipment. During the initial year of operations, each newly developed hospital has typically incurred losses of approximately $500,000 and required an additional investment of $2.0 million to fund working capital. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

Critical Accounting Matters

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

           Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. As of December 31, 2000 we had a receivable from Medicare of $2.8 million. At December 31, 2001 we had a net amount due to Medicare of $3.4 million. We recorded this amount as due to third party payors on our balance sheet. Substantially all Medicare cost reports are settled through 1998.

           Net operating revenues generated directly from the Medicare program represented approximately 37.3%, 35.1% and 48.1% of net operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The decline in the percentage of our net operating revenue coming from Medicare during the year ended December 31, 2000 was principally related to the acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division in the last quarter of 1999, which receives a comparatively lower percentage of its revenues from Medicare.

           Legislative and regulatory action has resulted in continuing uncertainty about the Medicare reimbursement programs. The federal government might, in the future, reduce the funds available under that program or require more stringent utilization and quality reviews of hospital facilities. For example, because Congress has directed the Secretary of the Department of Health and Human Services to develop a prospective payment system for long term acute care hospitals, the way in which our specialty hospitals are reimbursed will change. The Secretary has not developed such a system to date, but is likely to do so in the near future. This change, when implemented, could reduce the reimbursements we receive from the Medicare program. Additionally, there may be a continued rise in managed care programs or future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

           Other revenue primarily represents amounts the Medicare program reimburses us for a portion of our corporate expenses that are related to our specialty hospital operations.

Bad Debts

           We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

Results of Operations

           The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Year Ended December 31,

	2001	2000	1999

Net operating revenues	100.0%	100.0%	100.0%

Cost of services (a)	81.0	81.5	84.1

General and administrative	3.7	3.5	4.7

Bad debt expense	3.6	3.6	1.9

EBITDA (b)	11.7	11.4	9.3

Depreciation and amortization	3.4	3.8	3.7

Special charges	—	—	1.2

Income from operations	8.3	7.6	4.4

Interest expense, net	3.0	4.4	4.6

Income (loss) before minority interests, income taxes and extraordinary item	5.3	3.2	(0.2)

Minority interests	0.4	0.5	0.8

Income (loss) before income taxes and extraordinary item	4.9	2.7	(1.0)

Income tax	0.9	1.2	0.6

Net income (loss) before extraordinary item	4.0	1.5	(1.6)

Extraordinary item	0.9	0.8	1.3

Net income (loss)	3.1%	0.7%	(2.9)%

           The following table summarizes selected financial data by business segment, for the periods indicated.

	Year Ended December 31,

				Increase	Increase
				(Decrease)	(Decrease)

	2001	2000	1999	2000-2001	1999-2000

	(dollars in thousands)
Net operating revenues:

Specialty hospitals	$503,021	$378,910	$307,464	32.8%	23.2%

Outpatient rehabilitation	440,791	416,775	141,740	5.8	194.0

Other	15,144	10,212	6,771	48.3	50.8

Total company	$958,956	$805,897	$455,975	19.0%	76.7%

EBITDA: (b) Specialty hospitals	$57,556	$44,550	$35,929	29.2%	24. 0%

Outpatient rehabilitation	76,127	65,420	22,697	16.4	188.2

Other	(21,665)	(18,300)	(16,382)	(18.4)	(11.7)

Total company	$112,018	$91,670	$42,244	22.2%	117.0%

Income (loss) from operations:

Specialty hospitals	$46,472	$35,421	$28,016	31.2%	26.4%

Outpatient rehabilitation	60,790	50,422	16,222	20.6	210.8

Other	(27,534)	(24,574)	(23,958)	(12.0)	(2.6)

Total company	$79,728	$61,269	$20,280	30.1%	202.1%

EBITDA margins: (b) Specialty hospitals	11.4%	11.8%	11.7%	(3.4)%	0.9%

Outpatient rehabilitation	17.3	15.7	16.0	10.2	(1.9)

Other	NM	NM	NM	NM	NM

Total company	11.7%	11.4%	9.3%	2.6%	22.6%

Total assets:

Specialty hospitals	$303,910	$246,495	$250,034

Outpatient rehabilitation	318,224	329,874	350,419

Other	28,711	10,431	20,265

Total company	$650,845	$586,800	$620,718

Capital expenditures:

Specialty hospitals	$13,452	$13,677	$7,243

Outpatient rehabilitation	8,800	6,399	3,085

Other	1,759	2,354	568

Total company	$24,011	$22,430	$10,896

NM–Not Meaningful.

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a measure commonly used by financial analysts and investors to evaluate the financial results of companies in our industry, and we believe it therefore provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

           The following table reconciles EBITDA to net income (loss):

		Year Ended December 31,
	2001	2000	1999

		(in thousands)
EBITDA	$112,018	$91,670	$42,244

Depreciation and amortization	(32,290)	(30,401)	(16,741)

Special charge	—	—	(5,223)

Interest income	507	939	362

Interest expense	(29,716)	(36,126)	(21,461)

Minority interest	(3,491)	(4,144)	(3,662)

Income tax expense	(8,671)	(9,979)	(2,811)

Extraordinary item	(8,676)	(6,247)	(5,814)

Net income (loss)	$29,681	$5,712	$(13,106)

Special Charge

           We recorded a special charge of $5.2 million related to the impairment of goodwill, leasehold improvements and equipment that resulted from closures and relocations of certain hospitals and clinics in December 1999. See Note 11 to our consolidated financial statements.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Operating Revenues

           Our net operating revenues increased by 19.0% to $959.0 million for the year ended December 31, 2001 compared to $805.9 million for the year ended December 31, 2000.

           Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 32.8% to $503.0 million for the year ended December 31, 2001 compared to $378.9 million for the year ended December 31, 2000. Net operating revenues for the specialty hospitals opened before January 1, 2000 and operated throughout both periods increased 20.2% to $430.4 million for the year ended December 31, 2001 from $358.0 million for the year ended December 31, 2000. This resulted from an improved occupancy rate and a higher non-Medicare payor mix. The remaining increase of $51.7 million resulted from the internal development of new specialty hospitals that commenced operations in 2000 and 2001.

           Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 5.8% to $440.8 million for the year ended December 31, 2001 compared to $416.8 million the year ended December 31, 2000. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation location.

           Other. Our other revenues increased to $15.1 million for the year ended December 31, 2001 compared to $10.2 million for the year ended December 31, 2000. The increase in other revenue reflects higher corporate general and administrative costs in 2001, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

           Our operating expenses increased by 18.6% to $846.9 million for the year ended December 31, 2001 compared to $714.2 million for the year ended December 31, 2000. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2000 and 2001. As a percent of our net operating revenues, our operating expenses declined to 88.3% for the year ended December 31, 2001 from 88.6% for the year ended December 31, 2000. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of operating revenues declined to 81.0% for the year ended December 31, 2001 from 81.5% for the year ended December 31, 2000. These costs primarily reflect our labor expenses. The relative reduction in cost of services as a percentage of net operating revenue resulted from a reduction in non-labor costs experienced in both of our operating segments. General and administrative expense as a percentage of net operating revenues increased to 3.7% for the year ended December 31, 2001 compared to 3.5% for the year ended December 31, 2000. This increase is principally due to litigation costs associated with disputes that we assumed through our NovaCare acquisition and the costs associated with a secondary stock offering that was terminated in November 2001. Our bad debt expense as a percentage of net operating revenues remained stable at 3.6% for both periods.

EBITDA

           Our total EBITDA increased 22.2% to $112.0 million for the year ended December 31, 2001 compared to $91.7 million for the year ended December 31, 2000. Our EBITDA margins increased to 11.7% for the year ended December 31, 2001 compared to 11.4% for the year ended December 31, 2000. For cash flow information, see “—Capital Resources and Liquidity.”

           Specialty Acute Care Hospitals. EBITDA increased by 29.2% to $57.6 million for the year ended December 31, 2001 compared to $44.6 million for the year ended December 31, 2000. The hospitals opened before January 1, 2000 and operated throughout both periods accounted for $11.9 million of the increase. This increase in the same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated revenue per patient day. The balance of the increase of $1.1 million resulted from our newly developed hospitals. Our EBITDA margins declined slightly to 11.4% for the year ended December 31, 2001 from 11.8% for the year ended December 31, 2000. The decline resulted from the effects of aggregate EBITDA losses generated by our newly opened hospitals. Our same hospital EBITDA margin increased to 13.5% for 2001 from 12.9% in 2000.

           Outpatient Rehabilitation. EBITDA increased by 16.4% to $76.1 million for the year ended December 31, 2001 compared to $65.4 million for the year ended December 31, 2000. Our EBITDA margins increased to 17.3% for the year ended December 31, 2001 from 15.7% for the year ended December 31, 2000. This increase in EBITDA margins was the result of lower costs of services, as discussed above under “Operating Expenses,” and a reduction in our relative bad debt percentage.

           Other. The EBITDA loss increased to $21.7 million for the year ended December 31, 2001 compared to a loss of $18.3 million for the year ended December 31, 2000. This increase resulted from the increase in general and administrative costs needed to support the growth of the organization and the litigation and secondary stock offering costs discussed above under “Operating Expenses.”

Income from Operations

           Income from operations increased 30.1% to $79.7 million for the year ended December 31, 2001 compared to $61.3 million for the year ended December 31, 2000. The increase in income from operations resulted from the EBITDA increases described above, offset by an increase in depreciation and amortization. Depreciation and amortization increased by 6.2% to $32.3 million for the year ended December 31, 2001 from $30.4 million for the year ended December 31, 2000. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

           Interest expense decreased by $6.4 million to $29.7 million for the year ended December 31, 2001 from $36.1 million for the year ended December 31, 2000. The decline in interest expense is due to the lower debt levels outstanding in 2001 compared to 2000 and a lower effective interest rate in 2001. The lower average debt levels in 2001 resulted from the significant repayment of debt that occurred in the third and fourth quarters of 2000 as a result of the NovaCare settlement which is discussed below under “Capital Resources and Liquidity,” and the divestiture of the NovaCare Occupational Health businesses. Additionally, during 2001 we used a portion of our operating cash flow to repay debt.

Minority Interests

           Minority interests in consolidated earnings decreased 15.8% to $3.5 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. This decrease resulted from a smaller percentage of ownership held by minority interests. See “—Capital Resources and Liquidity” for a discussion of our repurchase of minority interests.

Income Taxes

           We recorded income tax expense of $8.7 million for the year ended December 31, 2001. The expense represented an effective tax rate of 18.4%. Our lower effective tax rate resulted from the reversal of our tax valuation allowance. The reversal represented a reduction in the effective tax rate of 20.6 percentage points. Had the reversal not occurred, our effective tax rate would have approximated the combined statutory federal and state tax rate of 39.0%. We recorded income tax expense of $10.0 million for the year ended December 31, 2000. This expense represented an effective tax rate of 45.5%. This exceeded the statutory rates primarily due to non-deductible goodwill. In 2001, we were able to utilize net operating loss carryovers to offset the effect of our non-deductible goodwill.

           As a result of our limited operating history and the cumulative losses incurred in prior years, we historically provided a valuation allowance for substantially all of our deferred tax assets. Because of the cumulative profitable operations over the last three years, we have concluded that it is more likely than not that these deferred tax items will be realized. The reversal of these valuation allowances in the fourth quarter of 2001 resulted in a reduction in the tax provision of $9.7 million and a reduction in goodwill of $18.5 million. The reduction in goodwill relates to those deferred tax assets originating through acquisitions. The reduction in the tax provision generated a positive earnings per share effect of $0.19 in the fourth quarter and $0.21 for the year.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Operating Revenues

           Our net operating revenues increased 76.7% to $805.9 million for the year ended December 31, 2000 compared to $456.0 million for the year ended December 31, 1999. The percentage of our net operating revenues coming from Medicare declined to 35.1% during the year ended December 31, 2000 from 48.1% for 1999. This decline was principally related to the acquisition of NovaCare, which receives a comparatively lower percentage of its revenue from Medicare.

           Specialty Acute Care Hospitals. Our specialty hospital revenues increased 23.2% to $378.9 million for the year ended December 31, 2000 compared to $307.5 million for the year ended December 31, 1999. Net operating revenues for the specialty hospitals operated throughout both periods increased 11.0% to $325.3 million for 2000 from $293.1 million for 1999. This increase resulted from an improved occupancy rate and a higher non-Medicare payor mix. The remaining increase of $39.2 million resulted from the internal development of new specialty hospitals that commenced operations in 1999 and 2000.

           Outpatient Rehabilitation. Our outpatient rehabilitation revenues increased 194.0% to $416.8 million for the year ended December 31, 2000 compared to $141.7 million for the year ended December 31, 1999. This increase was principally related to the acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division in November 1999, which accounted for $261.8 million of the increase. The remaining increase resulted primarily from increased volume in existing businesses.

           Other. Our other revenues increased 50.8% to $10.2 million for the year ended December 31, 2000 compared to $6.8 million for the year ended December 31, 1999. The increase in other revenue reflects higher corporate general and administrative costs in 2000, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

           Our operating expenses increased by $300.5 million to $714.2 million for the year ended December 31, 2000 compared to $413.7 million for the year ended December 31, 1999. The increase in operating expenses was principally related to the acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division, which accounted for $220.0 million of the increase. Our specialty hospital segment experienced an increase in operating expenses of $62.8 million. This increase principally related to growth in operating expenses associated with the hospitals opened in 1999 and 2000. As a percent of our net operating revenues, our operating expenses declined to 88.6% in 2000 from 90.7% in 1999. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Cost of services as a percent of net operating revenues declined to 81.5% during 2000 from 84.1% during 1999. These costs primarily reflect our labor expenses. During the same time period, general and administrative expense as a percent of net operating revenues declined to 3.5% from 4.7%. The relative reductions in cost of services and general and administrative expense were primarily the result of our acquisition of NovaCare and the lower cost associated with providing outpatient rehabilitation services relative to our specialty hospital services. Bad debt expense as a percent of net operating revenues increased to 3.6% during 2000 compared to 1.9% during 1999. This increase resulted primarily from our acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division, which incurs higher bad debt as a percentage of net operating revenues because of the large volume of relatively difficult to collect, smaller dollar accounts receivables generated in an outpatient environment.

EBITDA

           Our total EBITDA increased 117.0% to $91.7 million for the year ended December 31, 2000 compared to $42.2 million for the year ended December 31, 1999. Our EBITDA margins increased to 11.4% for 2000 compared to 9.3% for 1999. For cash flow information, see “—Capital Resources and Liquidity.”

           Specialty Acute Care Hospitals. EBITDA increased 24.0% to $44.6 million for the year ended December 31, 2000 compared to $35.9 million for the year ended December 31, 1999. Our EBITDA margins remained consistent at 11.8% and 11.7% in 2000 and 1999, respectively. The hospitals we operated throughout both periods accounted for $5.3 million of the increase. This increase in same hospital EBITDA resulted from an increase in non-Medicare payor mix. Our same hospital EBITDA margin increased from 12.6% to 13.0%. The balance of the increase of $3.4 million resulted from our newly developed hospitals.

           Outpatient Rehabilitation. EBITDA increased by 188.2% to $65.4 million for the year ended December 31, 2000 compared to $22.7 million for the year ended December 31, 1999. The major contributor to this increase was the NovaCare Physical Rehabilitation and Occupational Health Division acquisition that accounted for $41.9 million of the increase. The remaining increase of $0.8 million resulted from growth in our existing business. Our EBITDA margins declined to 15.7% during 2000 from 16.0% during 1999. This decline resulted from the acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division, which historically had lower margins than our existing outpatient rehabilitation business. These lower margins were the result of higher bad debt expense and costs of services as a percentage of net operating revenues.

           Other. EBITDA loss increased by 11.7% to a loss of $18.3 million for the year ended December 31, 2000 compared to a loss of $16.4 million for the year ended December 31, 1999. This increase resulted from the increase in general and administrative expenses associated with the growth of the organization, principally the addition of the NovaCare division and our new hospital development.

Income from Operations

           Income from operations increased 202.1% to $61.3 million for the year ended December 31, 2000 compared to $20.3 million for the year ended December 31, 1999. The increase in income from operations resulted from EBITDA increases described above and from a reduction in the amount recorded as a special charge, offset by an increase in depreciation and amortization. Depreciation and amortization increased by 81.6% to $30.4 million for 2000 compared to $16.7 million for 1999. Approximately $10.3 million of the increase in the depreciation and amortization was related to the amortization of goodwill and identifiable intangibles resulting from the NovaCare acquisition and the depreciation of the acquired NovaCare fixed assets. The remaining increase resulted from depreciation of new fixed assets.

Interest Expense

           Interest expense increased to $36.1 million for the year ended December 31, 2000 from $21.5 million for the year ended December 31, 1999. The increase in interest expense resulted from higher average debt levels outstanding in 2000 compared to 1999, including the debt assumed as a result of the NovaCare acquisition, and an increase in the average interest rate associated with borrowings.

Minority Interests

           Minority interests increased by $0.4 million to $4.1 million for the year ended December 31, 2000 compared to $3.7 million for the year ended December 31, 1999. This increase resulted from improved operating performance in our operating subsidiaries that are structured with a minority interest component.

Income Taxes

           We recorded income tax expense of $10.0 million for the year ended December 31, 2000. The expense represented an effective tax rate of 45.5% and exceeded statutory federal and state tax rates as a result of non-deductible goodwill. We recorded income tax expense of $2.8 million for the year ended December 31, 1999. This expense represented an effective tax rate of 62.7%. We had a higher effective tax rate in this period as a result of non-deductible goodwill and state income taxes in the jurisdictions where we reported taxable income.

Extraordinary Item

           On September 22, 2000, we entered into a new $230 million senior credit facility with a syndicate of banks that replaced our $225 million credit facility dated November 19, 1999. The extraordinary item consists of the unamortized deferred financing costs of $6.2 million related to the November 19, 1999 credit facility.

Capital Resources and Liquidity

Years Ended December 31, 2001, 2000, and 1999

           Operating activities generated $95.8 million and $22.5 million in cash during the years ended December 31, 2001 and December 31, 2000, respectively, compared to cash usage of $25.2 million in the year ended December 31, 1999. The increase in cash flow is attributable to improved operating income, continued management of payables and lower accounts receivable days outstanding. Our accounts receivable days outstanding were 77 days at December 31, 2001 compared to 85 days at December 31, 2000. The use of cash in 1999 was primarily attributable to net losses and an increase in accounts receivable that resulted from our growth.

           Investing activities used $61.9 million of cash flow for the year ended December 31, 2001. This usage resulted from purchases of property and equipment of $24.0 million related principally to new hospital development. Additionally, we incurred earnout and acquisition related payments of $5.7 million and $33.1 million, respectively. The earnout payments relate to obligations we assumed as part of the NovaCare acquisition. Acquisition related payments consist of approximately $22.2 paid for new business acquisitions and the remainder relate to our purchases of minority interests. The terms of our agreements with these minority owners allowed some of them to sell their minority interests to us upon the completion of our initial public offering. In total, we paid these minority owners $15.9 million for their ownership interests. Of this amount, $10.9 million was paid in cash and $5.0 million was paid in our stock.

           Investing activities provided $14.2 million of cash flow during 2000 compared to cash usages of $181.3 million in the year ended December 31, 1999. For the year ended December 31, 2000, we received proceeds of $29.9 million from two escrow funds established as part of the NovaCare acquisition and proceeds of $13.0 million from the sale of the occupational health centers. These occupational health centers were an operating division of NovaCare. The claim against the escrow fund resulted from an increase in uncollectible accounts receivable, which were paid with the proceeds from the escrow fund. Cash inflows were offset principally by the purchases of $22.4 million of equipment and acquisition and earnout payments of $9.3 million. The increase in property and equipment purchases reflects the growth in new hospital development during 2000. The principal usage of cash in 1999 was to fund acquisitions. Our investment in property and equipment during 1999 was not material because our operations required minimal capital expenditures on an ongoing basis, and most of our locations were leased. Our investment in equipment is mostly related to development of new hospitals.

           Financing activities used $26.2 million of cash for the year ended December 31, 2001. This was due principally to the repayment of seller and other debt. In 2001, we had two significant financing transactions that refinanced existing capital. On April 10, 2001 we completed an initial public offering of 9 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions were approximately $77.3 million. On April 20, 2001 the underwriters exercised their option to purchase an additional 1.35 million shares of common stock to cover overallotments. The net proceeds from the exercise of this option were $11.9 million after deduction of the underwriters discount. The proceeds of the stock offering were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility, to redeem $52.8 million of our Class A Preferred Stock and the remainder was used for general corporate purposes including the purchases of minority interests. On June 11, 2001, we issued and sold $175.0 million of 9 1/2% Senior Subordinated Notes due 2009. The net proceeds from the sale were approximately $169.5 million, after deducting discounts, commissions and expenses of the offering. We used $90.0 million of the net proceeds to retire our 10% Senior Subordinated Notes which were issued in December 1998, February 1999 and November 1999. We used an additional $79.0 million of the net proceeds to repay part of our senior indebtedness under both the term loan and revolving portions of our senior credit facility. The remainder of the net proceeds was used to pay accrued interest.

           Financing activities used $37.6 million of cash for the year ended December 31, 2000. This was due principally to the repayment of debt. In 1999 we had cash inflows of $197.5 million. We raised capital through the issuance of common and preferred stock, senior subordinated debt and borrowings under our senior credit facility. We incurred debt in connection with the acquisition of the NovaCare Physical Rehabilitation and Occupational Health Division.

Capital Resources

           Net working capital was $126.7 million at December 31, 2001 compared to $105.6 million at December 31, 2000. This increase is principally related to the increase in the deferred tax asset of $28.9 million resulting from the reversal of our valuation allowance.

           On September 22, 2000 we entered into a new credit agreement that refinanced our existing bank debt. In January 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement that became effective in April 2001. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock. In May 2001, in anticipation of the senior subordinated note offering, we entered into another amendment to our credit agreement that became effective in June 2001. The amendment allowed for the use of net proceeds to repay $51.0 million of our senior debt under the U.S. term loan portion and $28.0 million of our senior debt under the U.S. revolving portion of our bank credit facility and to repay $90.0 million of existing subordinated debt. The amendment to the credit facility also increased our revolving credit facility by $77.4 million. Our credit facility now consists of a term facility of approximately $91.8 million, and a revolving credit facility of approximately $152.4 million. The term debt began quarterly amortization in September, 2001, with a final maturity date of September 2005. As of December 31, 2001 we had availability to borrow an additional $143.1 million under our revolving facility. The revolving facility terminates in September 2005.

           Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of December 31, 2001, our weighted average interest rate under our credit agreement was approximately 7.6%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through the term of the agreement. See Item 7A “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

           We are required to pay a quarterly commitment fee at a rate that ranges from .375% to .500%, based upon financial covenant ratio tests. This fee applies to unused commitments under the revolving credit facility.

           The terms of the credit agreement include various restrictive covenants. These covenants include:

•	restrictions against incurring additional indebtedness,

•	disposing of assets,

•	incurring capital expenditures,

•	making investments,

•	restrictions against paying certain dividends,

•	engaging in transactions with affiliates,

•	incurring contingent obligations, and

•	allowing or causing fundamental changes.

           The covenants also require us to maintain various financial ratios regarding total indebtedness, interest, fixed charges and net worth. The borrowings are collateralized by substantially all of the tangible and intangible assets of us and our subsidiaries, including all of the capital stock of our domestic subsidiaries and 65% of the capital stock of our direct foreign subsidiaries. In addition, the loans have been guaranteed by our domestic subsidiaries.

           On June 11, 2001, we issued and sold $175.0 million aggregate principal amount of 9 1/2% senior subordinated notes due June 15, 2009. The notes were issued under an indenture dated as of June 11, 2001 between us and State Street Bank and Trust Company, N.A., as Trustee. Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2001. The notes are unsecured senior subordinated obligations of Select Medical, are subordinated in right of payment to all existing and future senior indebtedness of Select Medical, and are senior in right of payment to all future subordinated indebtedness of Select Medical. The notes are guaranteed on a senior subordinated basis by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after June 15, 2005, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after June 15, 2008, plus accrued and unpaid interest.

           Upon a change of control of Select Medical, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. The indenture contains certain covenants that, among other things, limit the incurrence of additional debt by Select Medical and certain of its subsidiaries; the payment of dividends on capital stock of Select Medical and the purchase, redemption or retirement of capital stock or subordinated indebtedness; investments; certain transactions with affiliates; sales of assets, including capital stock of subsidiaries; and certain consolidations, mergers and transfers of assets. The indenture also prohibits certain restrictions on distributions from certain subsidiaries. All of these limitations and prohibitions, however, are subject to a number of qualifications.

           We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance operations for at least the next twelve months. In the year ended December 31, 2001, we opened ten specialty hospitals. A new specialty hospital has historically required approximately $3.3 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. As of December 31, 2001 we had approximately $143.1 million of unused capacity under our revolving credit facility, some of which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

Commitments and Contingencies

           In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). From June 1998 through December 2000, we had placed our primary malpractice insurance coverage through PHICO. In January 2001, these policies were replaced with policies issued by other insurers. Currently we have approximately 20 unsettled claims in eleven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent us from recovering from these state guaranty association funds. At this time, we believe that we will meet the requirements for coverage under the applicable state guaranty association statutes, and that the resolution of these claims will not have a material adverse effect on our financial position, cash flow and results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, our conclusions may change as this process progresses.

           The following table summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

			Payments Due by Year
Contractual Obligations	Total	2002	2003-2005	2006-2007	After 2007

	(in thousands)
9 1/2% Subordinated Notes	$175,000	—	—	—	$175,000

Credit Facility	96,782	$17,714	$79,068	—	—

Seller Notes	14,849	8,659	6,102	$88	—

Capital Lease Obligations	1,473	303	1,170	—	—

Other Debt Obligations	319	98	221	—	—

Total Debt	288,423	26,774	86,561	88	175,000

Letters of Credit Outstanding	4,361	250	4,111	—	—

Officer Life Insurance Policy	11,250	1,250	3,750	2,500	3,750

Naming, Promotional and Sponsorship Agreement	39,419	1,400	4,298	2,996	30,725

Operating Leases	155,492	53,247	81,207	15,116	5,922

Related Party Operating Leases	16,619	1,197	3,467	2,304	9,651

Total Contractual Cash Obligations	$515,564	$84,118	$183,394	$23,004	$225,048

Related Party

           We are party to various rental and other agreements with companies affiliated through common ownership. These transactions and commitments are described more fully in Note 17 to our consolidated financial statements.

Inflation

           The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curtail increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.

Recent Accounting Pronouncements

           In October 2001, the Financial Accounting Standards Board approved SFAS No. 144 “Accounting for the Impairment of Disposal of Long-Lived Assets” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. It requires that long lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. We adopted SFAS 144 on January 1, 2002 with no material effect on net income.

           In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” which are effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 was not amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. An initial impairment test must be performed in 2002. At this time, we believe that any impairment charge in 2002 resulting from the adoption of SFAS 142 will not be significant. If the new standard had been in effect in 2001, pre-tax amortization expense in 2001 would have been reduced by approximately $8.7 million or approximately $0.12 per diluted share.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.8 million for the year ended December 31, 2001. As required by our credit agreement, on March 30, 2001 we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001. In January 2002 we amended the swap to mature in March 2003. As of December 31, 2001, approximately $69 million of variable credit facility debt has been converted to fixed rate debt. The fixed rate portion of all of our outstanding U.S. term loans was 91% as of December 31, 2001.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information required under this item with respect to the Directors of the Registrant will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

           The information required under this item with respect to the Executive Officers of the Registrant will appear under the caption “Executive Officers” in the definitive Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 11.     EXECUTIVE COMPENSATION

           The information required under this item will appear under the caption “Executive Compensation” in the definitive Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto, except for the “Report of the Compensation Committee of the Board of Directors on Executive Compensation” contained therein, which is not so incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information required under this item will appear under the caption “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement relating to the Registrant’s 2002 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required under this item will appear under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Registrants 2002 Annual

Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference hereto.

PART IV

EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND
REPORTS ON FORM 8-K

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)  The consolidated financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements.

           (b)  Form 8-K, dated October 1, 2001, pursuant to Item 5, in connection with the adoption by our Board of Directors of a Shareholder Rights Plan.

           (c)  The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Document

2.1	Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

2.2	First Amendment dated as of November 19, 1999 to Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws.

3.3	Amendment No. 1 to Amended and Restated Bylaws.

3.4	Amendment No. 2 to Amended and Restated Bylaws.

4.1	Indenture governing 9 1/2% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9 1/2% Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

Exhibit
Number	Document

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.22	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.24	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.25	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.27	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.29	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.31	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

10.32	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.34	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Settlement Agreement dated as of July 6, 2000 by and among Select Medical Corporation, NC Resources, Inc, NAHC Inc., and NovaCare Holdings, Inc, incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.36	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.41	Amendment No. 1 dated as of February 23, 2001 to Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.43	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.44	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.45	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.46	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

Exhibit
Number	Document

10.48	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.50	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.51	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.52	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio.

10.53	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio.

10.54	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation.

10.55	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.56	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger.

10.57	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger.

10.58	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai.

10.59	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai.

Exhibit
Number	Document

10.60	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc.

10.61	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

Select Medical Corporation

Consolidated Financial Statements

With Report of Independent Accountants

Report of Independent Accountants

To the Board of Directors and Stockholders
of Select Medical Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the consolidated financial position of Select Medical Corporation and its subsidiaries (the Company) as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
February 15, 2002

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,

	2001	2000

Assets

Current Assets:

Cash and cash equivalents	$10,703	$3,151

Accounts receivable, net of allowance for doubtful accounts of $79,889 and $75,517 in 2001 and 2000, respectively	218,393	196,505

Prepaid income taxes	—	1,093

Current deferred tax asset	28,945	—

Other current assets	18,444	17,407

Total Current Assets	276,485	218,156

Property and equipment, net	92,005	84,976

Intangible assets	247,257	251,399

Non-current deferred tax asset	6,674	—

Other assets	28,424	32,269

Total Assets	$650,845	$586,800

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$6,083	$14,218

Current portion of long-term debt and notes payable	26,774	18,746

Accounts payable	33,520	28,795

Accrued payroll	27,160	21,466

Accrued vacation	12,820	7,701

Accrued restructuring	1,819	4,701

Accrued other	23,568	15,451

Income taxes payable	1,735	—

Due to third party payors	16,257	1,511

Total Current Liabilities	149,736	112,589

Long-term debt, net of current portion	261,649	284,042

Total Liabilities	411,385	396,631

Commitments and Contingencies (Note 18)

Minority interest in consolidated subsidiary companies	5,176	12,098

Preferred stock — Class A, non-voting, $1,000 per share redemption value Authorized shares — 55,000, Issued and outstanding shares — 52,838 in 2000	—	65,481

Convertible Preferred stock — Class B, non-voting, $3.75 per share redemption value Authorized shares — 16,000,000, Issued and outstanding shares — 16,000,000 shares in 2000	—	64,092

Stockholders’ Equity:

Common stock — $.01 per value: Authorized shares — 200,000,000 and 78,000,000 in 2001 and 2000, respectively, Issued shares — 46,488,000 and 25,697,000 in 2001 and 2000, respectively	465	257

Capital in excess of par	231,349	73,069

Retained earnings (accumulated deficit)	5,924	(23,757)

Treasury stock, at cost — 461,000 and 221,000 shares in 2001 and 2000, respectively	(1,560)	(1,039)

Accumulated other comprehensive loss	(1,894)	(32)

Total Stockholders’ Equity	234,284	48,498

Total Liabilities and Stockholders’ Equity	$650,845	$586,800

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2001	2000	1999

Net operating revenues	$958,956	$805,897	$455,975

Costs and expenses:

Cost of services	776,295	656,461	383,453

General and administrative	35,630	28,431	21,420

Bad debt expense	35,013	29,335	8,858

Depreciation and amortization	32,290	30,401	16,741

Special charge	—	—	5,223

Total costs and expenses	879,228	744,628	435,695

Income from operations	79,728	61,269	20,280

Other income and expense:

Interest income	(507)	(939)	(362)

Interest expense	29,716	36,126	21,461

Income (loss) before minority interests and income taxes	50,519	26,082	(819)

Minority interest in consolidated subsidiary companies	3,491	4,144	3,662

Income (loss) before income taxes	47,028	21,938	(4,481)

Income tax expense	8,671	9,979	2,811

Net income (loss) before extraordinary item	38,357	11,959	(7,292)

Extraordinary item, net of tax	8,676	6,247	5,814

Net income (loss)	$29,681	$5,712	$(13,106)

Less: Preferred dividends	2,513	8,780	5,175

Net income (loss) available to common stockholders	$27,168	$(3,068)	$(18,281)

Net income (loss) per common share:

Basic:

Income (loss) before extraordinary item	$0.90	$0.13	$(0.50)

Extraordinary item	(0.22)	(0.25)	(0.24)

Income (loss) per common share	$0.68	$(0.12)	$(0.74)

Diluted:

Income (loss) before extraordinary item	$0.81	$0.12	$(0.50)

Extraordinary item	(0.19)	(0.24)	(0.24)

Income (loss) per common share	$0.62	$(0.12)	$(0.74)

Weighted average shares outstanding:

Basic	39,957	25,457	24,557

Diluted	45,464	25,907	24,557

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

		Common		Retained		Accumulated
		Stock	Capital in	Earnings/		Other
	Common	Par	Excess of	(Accumulated	Treasury	Comprehensive	Comprehensive
	Stock	Value	Par	Deficit)	Stock	Loss	Income (Loss)

Balance at December 31, 1998	24,393	$244	$76,688	$(16,363)	$(48)	$(27)

Net loss				(13,106)			$(13,106)

Other comprehensive income						5	5

Total comprehensive loss							$(13,101)

Issuance of common stock	1,132	11	6,239

Accretion of preferred stock issuance costs			(639)

Issuance of warrants			2,389

Purchase of treasury stock					(781)

Preferred stock dividends			(5,175)

Balance at December 31, 1999	25,525	255	79,502	(29,469)	(829)	(22)

Net income				5,712			$5,712

Other comprehensive loss						(10)	(10)

Total comprehensive income							$5,702

Issuance of common stock	172	2	1,116

Purchase of treasury stock					(210)

Issuance of warrants			1,104

Valuation of non-employee options			127

Preferred stock dividends			(8,780)

Balance at December 31, 2000	25,697	257	73,069	(23,757)	(1,039)	(32)

Net income				29,681			$29,681

Other comprehensive loss						(1,862)	(1,862)

Total comprehensive income							$27,819

Issuance of common stock in connection with initial public offering, net of issuance costs of $2,262	10,350	104	89,077

Conversion of Class B Preferred Stock	9,216	92	59,908

Stock issued to acquire minority interest	523	5	4,968

Purchase of treasury stock					(521)

Issuance of common stock	702	7	4,327

Tax benefit of stock option exercises			2,513

Preferred stock dividends			(2,513)

Balance at December 31, 2001	46,488	$465	$231,349	$5,924	$(1,560)	$(1,894)

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,

	2001	2000	1999

Operating activities

Net income (loss)	$29,681	$5,712	$(13,106)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	32,290	30,401	16,741

Provision for bad debts	35,013	29,335	8,858

Special charge	—	—	5,223

Extraordinary item, net of tax	8,676	6,247	5,814

Deferred income taxes	(9,670)	—	—

Loss (gain) on sale of assets	—	111	(215)

Minority interests	3,491	4,144	3,662

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Accounts receivable	(49,432)	(36,964)	(47,290)

Other current assets	(456)	(2,692)	(1,728)

Other assets	1,053	(5,019)	(10,868)

Accounts payable	4,715	1,380	29

Due to third-party payors	14,746	(17,673)	8,715

Accrued expenses	14,023	(17)	(2,688)

Income taxes	11,640	7,548	1,696

Net cash provided by (used in) operating activities	95,770	22,513	(25,157)

Investing activities

Purchases of property and equipment, net	(24,011)	(22,430)	(10,896)

Escrow receivable	—	29,948	—

Proceeds from disposal of assets held for sale	—	13,000	—

Proceeds from disposal of assets	808	2,947	988

Earnout payments	(5,660)	(3,430)	—

Acquisition of businesses, net of cash acquired	(33,084)	(5,838)	(171,354)

Net cash provided by (used in) investing activities	(61,947)	14,197	(181,262)

Financing activities

Issuance of 9.5% Senior Subordinated Notes	175,000	—	—

Proceeds from issuance of debt	—	—	68,194

Net proceeds (repayments) on credit facility debt	(98,320)	(12,000)	86,655

Repayment of 10% Senior Subordinated Notes	(90,000)	—	—

Principal payments on seller and other debt	(19,030)	(27,577)	(10,064)

Net proceeds from issuance of Class B convertable preferred stock	—	—	59,361

Proceeds from initial public offering, net of fees	89,181	—	—

Proceeds from issuance of common stock	4,334	1,118	1,041

Acquisition of treasury stock	—	(210)	(781)

Redemption of Class A Preferred Stock	(52,838)	(11)	(214)

Payment of Class A and Class B Preferred Stock dividends	(19,248)	—	—

Proceeds from (payments of) bank overdrafts	(8,135)	7,253	4,893

Payment of deferred financing costs	(4,681)	(4,563)	(10,883)

Distributions to minority interests	(2,427)	(1,626)	(722)

Net cash provided by (used in) financing activities	(26,164)	(37,616)	197,480

Effect of exchange rate changes on cash and cash equivalents	(107)	(10)	5

Net increase (decrease) in cash and cash equivalents	7,552	(916)	(8,934)

Cash and cash equivalents at beginning of period	3,151	4,067	13,001

Cash and cash equivalents at end of period	$10,703	$3,151	$4,067

Supplemental Cash Flow Information

Cash paid for interest	$30,547	$36,125	$15,500

Cash paid for income taxes	$6,017	$3,476	$2,112

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Business Description

Select Medical Corporation and its subsidiaries (the “Company”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. The Company provides long-term acute care hospital services through its Select Specialty Hospital division and provides physical, occupational, and speech rehabilitation services through its outpatient divisions. Select Specialty Hospital division owns and operates long-term acute care hospitals. These hospitals, which average approximately 30 to 40 beds in size, operate generally in space leased within general acute care hospitals. These hospitals offer intensive nursing care, vent weaning, and therapy services to high acuity patients who require long lengths of hospital care before being discharged to a nursing home or home care environment. At December 31, 2001, 2000 and 1999, the Company operated 64, 54 and 44 long-term acute care hospitals, respectively. The Company’s outpatient divisions provide rehabilitation services in outpatient clinics owned or managed by the Company and under therapy contracts with nursing homes, schools, hospitals, and home care agencies. At December 31, 2001, 2000 and 1999, the Company had operations in Canada and 37, 35 and 33 states, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership interests. All significant intercompany balances and transactions are eliminated in consolidation. The Company does not consolidate professional corporations where it has a long-term management contract because the Company does not have a long-term controlling interest in the affiliated practices as defined in “Emerging Issues Task Force No 97-2.” Instead the Company reports management services revenue earned under the terms of the agreements.

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

Select Medical Corporation
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market.

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 years

Furniture and equipment	2 – 10 years

Buildings	40 years

Qualified internally developed software costs for internal use are capitalized subsequent to both the preliminary project stage and when management has committed to funding, in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer hardware and software are included in furniture and equipment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large banks. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only concentration of credit risk.

Assets Held for Sale

Assets held for sale, which were acquired as part of a business combination, were stated at their net realizable value less approximated costs to sell. The results of operations related to the assets held for sale were excluded from the Company’s operating results and were reflected as an adjustment to the purchase price when the assets were sold. No depreciation or amortization was recognized on the assets held for sale.

Select Medical Corporation
Notes to Consolidated Financial Statements

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.

Intangible Assets

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of tangible net assets acquired is amortized on a straight-line basis over the estimated useful life of the intangible assets. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks and assembled work force. Management Service Agreements (“MSA’s”) represent consideration paid to therapists groups for entering into MSA’s with the Company. The Company’s MSA’s are for a term of 20 years with renewal options. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses.

The useful life of each class of intangible asset is as follows:

Goodwill	40 years

Trademarks	40 years

Management services agreements	20 years

Assembled workforce	7 years

In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded costs may not be recoverable. In addition, the Company also analyzes the recovery of long-lived assets on an enterprise basis.

If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value (Note 11).

Select Medical Corporation
Notes to Consolidated Financial Statements

Due to Third-Party Payors

Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

The Company is insured for malpractice claims based on a claims made or claims incurred policy purchased in the commercial market. A liability is estimated for the premium cost for tail coverage. The Company has the unilateral right to purchase tail coverage for its claims made policy at a fixed price.

Certain insurable risks such as workers’ compensation are insured through a captive insurance company where the Company assumes direct responsibility for lower dollar claims and shares the risk of high dollar claims with the members of the captive. Accruals for claims under the captive insurance program are recorded on a claims-incurred basis.

Minority Interests

The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated statements of operations reflect the respective interests in the income or loss of the subsidiaries, limited liability companies and limited partnerships attributable to the other parties, the effect of which is removed from the Company’s consolidated results of operations.

Treasury Stock

Treasury stock is carried at cost, determined by the first-in, first-out method.

Revenue Recognition

Net operating revenues consists of patient, contract therapy, and management services revenues and are recognized as services are rendered.

Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard

Select Medical Corporation
Notes to Consolidated Financial Statements

billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivables resulting from such payment arrangements are recorded net of contractual allowances. Net operating revenues generated directly from the Medicare program represented approximately 37%, 35% and 48% of the Company’s consolidated net operating revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately 30% and 31% of the Company’s gross accounts receivable at December 31, 2001 and 2000, respectively, are from this payor source. Medicare payments received by the Company's specialty hospitals are paid under a cost-based reimbursement methodology and are subject to final settlement based on administrative review and audit by third parties.

Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.

Management services revenues represent revenues earned under management service agreements with professional corporations and associations in the business of providing physical, occupational, and speech therapy. Management fee receivables resulting from such management services are included in other assets.

Significant reductions in the patient service revenues generated in a hospital may occur if the Company is unable to maintain the certification of the hospital as a long-term acute care hospital (LTACH) in accordance with Medicare regulations. Additionally, the majority of the Company’s hospitals operate in space leased from general acute care hospitals (host hospitals); consequently, these hospitals are also subject to Medicare “Hospital within Hospital” (HIH) regulations in addition to the general LTACH regulations. The HIH regulations are designed to ensure that the hospitals are organizationally and functionally independent of their host hospital. If an LTACH located in a host hospital fails to meet the HIH regulations it also loses its status as an LTACH. These determinations are made on an annual basis. Management believes its LTACH’s are in compliance with the Medicare regulations regarding HIH’s and LTACH’s and that it will be able to meet the tests to maintain the future status of its hospitals as LTACH’s under the current Medicare regulations.

Foreign Currency Translations

The Company uses the local currency as the functional currency for its Canadian operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments impacting

Select Medical Corporation
Notes to Consolidated Financial Statements

comprehensive income (loss) are recorded as a separate component of stockholders’ equity.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants and convertible preferred stock, if dilutive.

Financial Instruments and Hedging

Effective January 1, 2001, the Company adopted SFAS No. 133. Since the Company had no derivative financial instruments at January 1, 2001, there was no cumulative effect upon adoption. The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and not entered into for speculative purposes. The Company enters into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. Interest rate swaps are reflected at fair value in the consolidated balance sheet and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. To the extent that any derivative instrument is not designated as a hedge under SFAS No. 133, the gains and losses are recognized in income based on fair market value.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations”

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 which addresses financial accounting and reporting for business combinations. SFAS No. 141 supersedes Accounting Principles Board Opinion No. 16, “Business Combinations” (ABP 16) and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” (SFAS 38). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 1, 2001 and prohibits the use of the pooling-of-interests method. The Company has historically not used the pooling-of-interests method and therefore this aspect of the new rules will not have an impact on the Company’s financial position or results of operations. SFAS No. 141 also changes the definition of intangible assets acquired in a business combination.

Select Medical Corporation
Notes to Consolidated Financial Statements

SFAS No. 142 “Goodwill and Other Intangible Assets”

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 which eliminates the amortization for goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 supersedes APB No. 17, “Intangible Assets”. An initial impairment test must be performed in 2002. Management believes that any impairment charge resulting from the adoption of SFAS No. 142 will not be material.

If the new standard had been in effect in 2001, pre-tax amortization expense in 2001 would have been reduced by approximately $8.7 million or approximately $.12 per diluted share.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”

In October 2001, the FASB approved SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long Lived Assets to Be Disposed Of.” However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long lived assets to be held, used or disposed of by sale.

Additionally, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), “Reporting the Results of Operations – Reporting the Effect of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains the requirement of APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity (rather than a segment of a business) that either has been disposed of or is classified as held for sale. SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51), to eliminate the exception to consolidation for a temporarily controlled subsidiary.

The Company adopted SFAS No. 144 on January 1, 2002 with no material effect on net income. Prospectively, future transactions under the scope of SFAS No. 144 may result in changes in the income statement classification, from that under prior standards, for components of the Company that are disposed of or are classified as held for sale.

Select Medical Corporation
Notes to Consolidated Financial Statements

2.     Acquisitions, Disposal and Management Services Agreements

For the Year Ended December 31, 2001

Certain outpatient rehabilitation subsidiaries had minority equity owners whose purchase agreements allowed them to sell all or part of their interest to the Company in the event of an initial public offering. During 2001, the Company completed the repurchase of all or part of the minority interests of NW Rehabilitation Associates, LP, P.T. Services, Inc., Avalon Rehabilitation and Healthcare, LLC, Kentucky Orthopedic Rehabilitation, LLC and Canadian Back Institute Limited. Total consideration for these acquisitions totaled $15.9 million, including $10.9 million cash and $5.0 million of common stock.

During 2001, the Company acquired controlling interests in two outpatient therapy businesses. Outpatient therapy acquisitions consisted of Metro Therapy, Inc. on September 5, 2001 and Healthcare Innovations, Inc. on November 15, 2001.

For the Year Ended December 31, 2000

During 2000, the Company acquired controlling interests in four outpatient therapy businesses. Outpatient therapy acquisitions consisted of Delta Rehab Group, Inc. on January 20, 2000, S.T.A.R Rehab, Inc. on March 31, 2000, Crisan Physiotherapy and Sports Medicine Center, P.A. on May 31, 2000 and Rehab Health, Inc. on July 31, 2000.

For the Year Ended December 31, 1999

On January 8, 1999, the Company acquired 80% of the undivided interest in the business and certain assets of Kentucky Orthopedic Rehab Team, PSC (KORT). KORT operates rehabilitation clinics.

On November 19, 1999, the Company acquired 100% of the outstanding stock of NovaCare Physical Rehabilitation and Occupational Health Group (NovaCare) for $160,416,000 cash and $64,734,000 of liabilities assumed. The purchase was funded through the sale of 16,000,000 shares of Select Class B Convertible Preferred stock and subordinate and bank debt. The Company was indemnified against certain risks including receivables collection and certain joint venture agreements through a $36,800,000 escrow account. In November 1999, the Company recorded a $29,948,000 receivable related to the receivable collection and severance indemnification. Of this amount, $29,400,000 represents the change in estimate for allowance for doubtful accounts recorded in the NovaCare July 1, 1999 to November 19, 1999 financial statements. On July 6, 2000, the Company received proceeds of $29,948,000 from the escrow account established in connection with its acquisition of NovaCare from NovaCare’s former owner, NAHC, Inc. The Company also received $1.95 million in notes in satisfaction of certain severance and

Select Medical Corporation
Notes to Consolidated Financial Statements

other obligations NAHC, Inc. had to the Company under the purchase agreement. As a part of the acquisition, the Company accrued $5.7 million of costs related to the planned closure of approximately 60 outpatient rehab clinics, the downsizing and relocation of the NovaCare corporate headquarters and transaction-related expenses. NovaCare provides outpatient physical therapy and rehabilitation services.

The Company divested the Occupational Health segment of NovaCare with total sale proceeds of $13,000,000. The net proceeds of this sale and the cash flows of this segment until it was sold were allocated to assets held for sale in the allocation of the NovaCare purchase price. Differences between the actual and expected amount were recorded as an adjustment to goodwill during 2000.

During 1999, the Company acquired controlling interests in four outpatient therapy businesses. Outpatient therapy acquisitions consisted of Sports Rehabilitation and Physical Therapy Center, P.A. on March 1, 1999, Senior Rehab, Inc. on March 31, 1999, Central Jersey Rehabilitation Services, Inc. on May 15, 1999 and Hunsel Physical Therapy Services, Inc. on July 15, 1999.

Certain purchase agreements require additional payments to the former owners if specific financial targets are met. At December 31, 2001, aggregate contingent payments in connection with all acquisitions of approximately $1,200,000 have not been included in the initial cost of the business since the additional amount of such contingent consideration which may be paid in the future, if any, is not presently determinable.

The acquisitions were accounted for using the purchase method of accounting, and results of operations from acquired companies are included in these consolidated financial statements from the dates of acquisition.

The following unaudited results of operations have been prepared assuming all acquisitions consummated on or before December 31, 1999 had occurred as of the beginning of the periods presented. The acquisitions completed during 2000 and 2001 are not significant for pro forma disclosure. These results are not necessarily indicative of results of future operations nor of the results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

1999

(unaudited)

Revenues	$720,116,000

Loss before extraordinary items	(78,569,000)

Net loss	(84,383,000)

Select Medical Corporation
Notes to Consolidated Financial Statements

Information with respect to businesses acquired in purchase transactions is as follows:

	For the year ended December 31,

	2001	2000	1999

Cash paid (net of cash acquired)	$33,084,000	$5,838,000	$171,354,000

Notes issued	4,100,000	3,207,000	7,783,000

Common stock issued	4,973,000	—	--

	42,157,000	9,045,000	179,137,000

Liabilities assumed	2,357,000	255,000	65,744,000

	44,514,000	9,300,000	244,881,000

Fair value of assets acquired, principally accounts receivable and property and equipment	9,048,000	1,606,000	144,623,000

Minority interest liabilities relieved	8,268,000	—	--

Trademarks	—	—	40,000,000

Management services agreements	—	—	1,520,000

Assembled workforce	—	—	9,200,000

Cost in excess of fair value of net assets acquired (goodwill)	$27,198,000	$7,694,000	$49,538,000

3. Property and Equipment

Property and equipment consists of the following:

	December 31,

	2001	2000

Land	$501,000	$501,000

Leasehold improvements	46,325,000	29,836,000

Buildings	17,000,000	17,000,000

Furniture and equipment	87,154,000	74,170,000

Construction-in-progress	1,578,000	366,000

	152,558,000	121,873,000

Less: accumulated depreciation and amortization	60,553,000	36,897,000

Total property and equipment	$92,005,000	$84,976,000

Select Medical Corporation
Notes to Consolidated Financial Statements

4. Intangible Assets

Intangible assets consist of the following:

	December 31,

	2001	2000

Goodwill	$205,667,000	$201,171,000

Trademarks	40,000,000	40,000,000

Management services agreements	11,250,000	10,343,000

Assembled workforce	17,544,000	17,544,000

	274,461,000	269,058,000

Less: accumulated amortization	27,204,000	17,659,000

Total intangible assets	$247,257,000	$251,399,000

The following summarizes the Company’s intangible asset activity:

	December 31,

	2001	2000

Beginning balance of intangibles, net	$251,399,000	$258,079,000

Intangibles recorded for companies purchased in current year	27,198,000	7,694,000

Intangibles adjusted for companies purchased in prior year for:

Income tax benefits recognized	(26,564,000)	(8,402,000)

Translation adjustment	(1,113,000)	(441,000)

Other	(33,000)	635,000

Earn-out payments	5,660,000	3,430,000

Amortization	(9,290,000)	(9,596,000)

Net decrease in intangibles	(4,142,000)	(6,680,000)

Ending balance of intangibles, net	$247,257,000	$251,399,000

5. Restructuring Reserves

During December 1998, the Company recorded a $7,648,000 restructuring reserve in connection with the acquisition of Intensiva Healthcare Corporation. The Company also recorded a restructuring reserve in 1999 related to the NovaCare acquisition of $5,743,000. The reserves primarily included costs associated with workforce reductions of 25 and 162 employees in 1998 and 1999, respectively, and lease buyouts in accordance with the Company’s restructuring plan. During 2000, the Company revised its estimates for the NovaCare termination costs, severance liabilities and the anticipated closure of two central billing offices related to the NovaCare acquisition. The reserves for the billing office closures primarily included costs associated with lease buyouts and workforce reductions of 67 employees. These changes in estimates have been reflected as an adjustment to the purchase price of NovaCare.

Select Medical Corporation
Notes to Consolidated Financial Statements

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total

January 1, 1999	$536,000	$5,914,000	$1,198,000	$7,648,000

Amounts paid in 1999	(109,000)	(5,914,000)	(1,198,000)	(7,221,000)

1999 restructuring liabilities assumed	3,187,000	—	—	3,187,000

1999 acquisition restructuring costs	3,600,000	700,000	1,443,000	5,743,000

December 31, 1999	7,214,000	700,000	1,443,000	9,357,000

Revision of estimate	214,000	841,000	184,000	1,239,000

Amounts paid in 2000	(3,743,000)	(601,000)	(1,551,000)	(5,895,000)

December 31, 2000	3,685,000	940,000	76,000	4,701,000

Revision of estimate	55,000	106,000	—	161,000

Amounts paid in 2001	(2,053,000)	(914,000)	(76,000)	(3,043,000)

December 31, 2001	$1,687,000	$132,000	—	$1,819,000

All employees to be terminated have been severed and the Company expects to pay out the remaining restructuring reserves through 2003.

6. Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following table:

	December 31,	December 31,
	2001	2000

9 1/2 % Senior Subordinated Notes	$175,000,000	—

Senior Credit facility	96,782,000	$195,877,000

10% Senior Subordinated Notes, net of discount of $13,228,000 in 2000	—	76,772,000

Seller notes	14,849,000	27,888,000

Other	1,792,000	2,251,000

Total debt	288,423,000	302,788,000

Less: current maturities	26,774,000	18,746,000

Total long-term debt	$261,649,000	$284,042,000

On June 11, 2001, the Company issued and sold $175.0 million aggregate principle amount of 9 1/2 % Senior Subordinated Notes due June 15, 2009. The net proceeds from the sale of the 9 1/2 % Senior Subordinated Notes were used to repay debt under the Company’s senior credit facility and to repay 10% Senior Subordinated Notes. Deferred financing costs and discounts of $8,676,000 related to the repayments, net of tax, were

Select Medical Corporation
Notes to Consolidated Financial Statements

reflected as an extraordinary loss in 2001. The 9 1/2 % Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain wholly owned subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries have not guaranteed the notes (the “Non-Guarantor Subsidiaries”). The creditors of the Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

The credit facility consists of a term portion of approximately $91.8 million and a revolving credit portion of approximately $152.4 million. The term debt began quarterly amortization in September 2001, with a final maturity date of September 2005. The revolving commitment also matures in September 2005. Borrowings under the facility bear interest at either LIBOR or Prime rate, plus applicable margins based on financial covenant ratio tests. Borrowings bore interest at approximately 7.6% and 10.2% at December 31, 2001 and 2000, respectively. Deferred financing costs of approximately $6,247,000 related to the Company’s November 19, 1999 credit facility were charged to expense as an extraordinary item during 2000. A commitment fee of .375% to .5% per annum is charged on the unused portion of the credit facility. Availability under the revolving credit facility at December 31, 2001 was approximately $143.1 million. The credit facility is collateralized by a pledge of the Company’s equity interest in its subsidiaries and includes restrictions on certain payments by the Company, including dividend payments, minimum net worth requirements and other covenants. The Company is authorized to issue up to $10,000,000 in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial covenant ratio tests. Approximately $4.4 million and $3.6 million in letters of credit were issued at December 31, 2001 and 2000, respectively.

In 1999 and 1998, the Company issued 10% Senior Subordinated Notes to a principal stockholder of the Company and had common shares attached which were recorded at the estimated fair market value on the date of issuance. The common shares issued were recorded as a discount to the Senior Subordinated Notes and were amortized using the interest method. In connection with the repayment of the 10% Senior Subordinated Notes in full during 2001, 240,048 shares of common stock were returned to the Company.

The Company’s obligations under its previous credit agreements, which were refinanced in 1999, were collateralized by guarantees of two of the Company’s principal stockholders. In connection with the debt guarantees, the Company and certain shareholders entered into a warrant agreement. The Company issued 549,000, 460,000 and 864,000 warrants to these shareholders in 2000, 1999 and 1998, respectively, that entitle the holder of each warrant to purchase one share of common stock at an exercise price of $6.08 per share or at a price equal to the lowest selling price of common shares sold by the Company after June 30, 1998. The warrants expire on June 30, 2003. The

Select Medical Corporation
Notes to Consolidated Financial Statements

value of the warrants was accounted for as a financing cost and amortized over the term of the guarantees.

The Seller Notes relate to the acquisition of related businesses and require periodic payments of principal and interest that mature on various dates through 2007. Also, certain of the notes contain minimum net worth requirements. Interest rates are at 6% per annum.

Maturities of long-term debt for the years after 2002 are approximately as follows:

2003	$28,655,000

2004	30,509,000

2005	27,397,000

2006	44,000

2007 and beyond	175,044,000

7. Redeemable Preferred Stock and Stockholders’ Equity

Shareholder Rights Plan

On September 17, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Plan). Under the Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on October 2, 2001. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Acquiring Person) acquire beneficial ownership of 15% or more of the Company’s common stock, each right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $104, that number of shares of the Company's common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company. Certain of our principal stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Plan.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.001 per right. Further, if any person or group becomes an Acquiring Person, the Board of Directors has the option to exchange one share of common stock for each right held by any Person other than the Acquiring Person. The rights expire on September 17, 2011.

Select Medical Corporation
Notes to Consolidated Financial Statements

Class A Preferred Stock

The Company was authorized to issue 55,000 shares of cumulative, non-voting Class A Preferred Stock. The Company sold 48,000 shares of Class A Preferred Stock during 1998. The Class A Preferred Stock had an annual cash dividend rate of 8% per share, which accrued on a daily basis.

In connection with the Company’s initial public offering in April 2001, all outstanding Class A Preferred Stock was redeemed. The accrued dividends on the Class A Preferred Stock totaling $14.1 million were subsequently paid on May 2, 2001.

Class B Preferred Stock

In connection with the NovaCare acquisition (Note 2), the Company sold 16,000,000 shares of Class B Preferred Stock at a price of $3.75 per share for net proceeds of $59,361,000. Each share of Class B preferred stock was convertible at any time, at the option of the stockholder, into .576 shares of common stock. The Class B Preferred Stock had an annual cash dividend rate of 6% per share, which accrued on a daily basis.

In connection with the Company’s initial public offering in April 2001, all 16,000,000 outstanding Class B Preferred Stock were automatically converted into 9,216,000 shares of common stock. The accrued dividends on the Class B Preferred Stock totaling $5.2 million were paid on May 2, 2001.

Common Stock

On April 10, 2001, the Company amended its Restated Certificate of Incorporation to increase the total common shares authorized to 200,000,000 from 78,000,000.

On March 28, 2001, the Company effected a 1 for .576 reverse split of its common stock. Accordingly, all common issued and outstanding share and per share information has been retroactively restated to reflect the effects of this reverse stock split.

Select Medical Corporation
Notes to Consolidated Financial Statements

In connection with the debt offering as described in Note 6, the Company repaid its 10% Senior Subordinated Notes which resulted in the return to the Company of 240,048 shares of common stock that were issued to WCAS Capital Partners III, L.P. in conjunction with the 10% Senior Subordinated Notes.

Shares of common stock sold during 2000 totaled 172,000. The shares were issued to management at $6.51 per share for proceeds totaling $1,118,000. The Company purchased 32,000 shares as treasury stock during 2000 for $210,000.

Shares of common stock sold in 1999 totaled 172,000. The shares were sold to management at prices ranging from $6.08 to $6.51 for proceeds totaling $1,041,000. The Company purchased 173,000 shares as treasury stock during 1999 for $781,000. In addition, 960,000 shares of common stock were sold in conjunction with the issuance of the 10% Senior Subordinated Notes (Note 6).

8.     Initial Public Offering

On April 10, 2001, the Company completed an initial public offering of 9,000,000 shares of its common stock at an offering price of $9.50 per share before an underwriters discount of $.665 per share. On April 20, 2001, the underwriters of the offering exercised an overallotment option and purchased an additional 1,350,000 shares at a gross price of $9.50 per share. The overallotment offering closed on April 25, 2001. The net proceeds of the initial offering and the overallotment offering of $89.2 million were used to repay senior debt under the term and revolving loan portions of the Company’s credit facility and to redeem Class A Preferred Stock. All 52,838 shares of the Class A Preferred Stock were redeemed on April 10, 2001 for $52,838,000. In addition, the Company’s Class B Preferred Stock automatically converted into 9,216,000 shares of common stock upon completion of the offering.

In January 2001, in anticipation of the initial public offering, the Company entered into an amendment to its credit agreement that became effective in April 2001. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of the bank credit facility and to redeem $52.8 million of Class A Preferred Stock.

In conjunction with the Company’s initial public offering, the Company purchased outstanding minority interests of certain of its subsidiaries for $10.9 million in cash and

Select Medical Corporation
Notes to Consolidated Financial Statements

$5.0 million in common stock. The acquisitions were accounted for using the purchase method of accounting.

9.     Stock Option Plan

The Company’s 1997 Stock Option Plan (the Plan) provides for the granting of options to purchase shares of Company stock to certain executives, employees and directors.

Options under the Plan carry various restrictions. Under the Plan, certain options granted to employees will be qualified incentive stock options within the meaning of Section 422A of the Internal Revenue Code and other options will be considered nonqualified stock options. Both incentive stock options and nonqualified stock options may be granted for no less than market value at the day of the grant and expire no later than ten years after the date of the grant.

Originally under the Plan, options to acquire up to 5,760,000 shares of the stock could be granted. On February 22, 2001, the Plan was amended and restated to provide for the issuance of up to 5,760,000 shares of common stock plus any additional amount necessary to make the total shares available for issuance under the Plan equal to the sum of 5,760,000 plus 14% of the total issued and outstanding common stock in excess of 34,560,000 shares, subject to adjustment for stock splits, stock dividends and similar changes in capitalization. Total options available for grant at December 31, 2001 were 7,365,000.

Transactions and other information related to the Stock Option Plan are as follows:

	Price		Weighted Average
	Per Share	Shares	Exercise Price

Balance, December 31, 1998	$1.74 to 6.08	1,579,000	$6.02

Granted	6.08 to 6.51	1,270,000	6.46

Exercised	–	–	–

Forfeited	1.74 to 6.08	(88,000)	6.08

Balance, December 31, 1999	$1.74 to 6.51	2,761,000	$6.21

Granted	6.51 to 10.42	1,876,000	7.60

Exercised	6.08	(4,000)	6.08

Forfeited	1.74 to 6.51	(132,000)	6.65

Balance, December 31, 2000	$1.74 to 10.42	4,501,000	$6.79

Granted	9.50 to 17.05	2,555,000	11.34

Exercised	6.08 to 10.42	(702,000)	6.18

Forfeited	6.08 to 11.28	(96,000)	9.30

Balance, December 31, 2001	$1.74 to 17.05	6,258,000	$8.79

Select Medical Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding options as of December 31, 2001, 2000, 1999 and 1998 is as follows:

	Range of Exercise Prices

	$1.74	$6.08-$6.51	$9.50-$11.75	$14.15-$17.05

Number outstanding at December 31, 1998	18,000	1,561,000	—	—

Options outstanding weighted average remaining contractual life	8.86	9.91	—	—

Number of excercisable	3,000	1,267,000	—	—

Number outstanding at December 31, 1999	18,000	2,743,000	—

Options outstanding weighted average remaining contractual life	7.86	9.34	—	—

Number of excercisable	6,000	2,419,000	—	—

Number outstanding at December 31, 2000	18,000	3,973,000	510,000	—

Options outstanding weighted average remaining contractual life	6.86	8.58	9.79	—

Number of excercisable	10,000	1,404,000	1,095,000	—

Number outstanding at December 31, 2001	18,000	3,239,000	2,896,000	104,000

Options outstanding weighted average remaining contractual life	5.86	7.68	9.21	9.75

Number of excercisable	13,000	2,110,000	988,000	—

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation costs for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, approximately $4,454,000, $241,000 and $1,020,000 of additional compensation expense, net of tax, would have been recognized during the years ended December 31, 2001, 2000 and 1999, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model assuming no dividend yield, volatility of 39% in 2001 and no volatility in 2000 and 1999 (before the initial public offering), an expected life of four years from the date of vesting and a risk free interest rate of 4.4%, 5.9% and 5.7% in 2001, 2000 and 1999, respectively.

Select Medical Corporation
Notes to Consolidated Financial Statements

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share were as follows:

	For the year ended December 31,

	2001	2000	1999

Net income (loss) – as reported	$29,681,000	$5,712,000	$(13,106,000)

Net income (loss) – pro forma	25,227,000	5,471,000	(14,126,000)

Weighted average grant-date fair value	4.54	0.93	1.60

Basic earnings (loss) per share – as reported	0.68	(0.12)	(0.74)

Basic earnings (loss) per share – pro forma	0.57	(0.13)	(0.79)

Diluted earnings (loss) per share – as reported	0.62	(0.12)	(0.74)

Diluted earnings (loss) per share – pro forma	0.52	(0.13)	(0.79)

10. Income Taxes

Significant components of the Company’s tax provision (benefit) before extraordinary items for the years ended December 31, 2001, 2000 and 1999 are as follows:

	For the year ended December 31,

	2001	2000	1999

Current:

Federal	$14,630,000	—	—

State and local	2,772,000	$1,275,000	$1,497,000

Foreign	939,000	301,000	—

Total current	18,341,000	1,576,000	1,497,000

Deferred	(9,670,000)	8,403,000	1,314,000

Total income tax provision	$8,671,000	$9,979,000	$2,811,000

Select Medical Corporation
Notes to Consolidated Financial Statements

The difference between the expected income tax provision at the federal statutory rate of 34% and the income tax expense (benefit) recognized in the financial statements is as follows:

	For the year ended December 31,

	2001	2000	1999

Expected federal tax rate	35.0%	35.0%	(34.0%)

State taxes, net of federal benefit	3.8	3.8	22.1

Non-deductible goodwill	3.2	6.7	36.4

Other permanent differences	0.5	0.7	5.2

Foreign taxes	0.6	0.4	(1.1)

Valuation allowance	(20.6)	(0.2)	32.6

Net operating loss usage	(7.2)	—	-

Other	3.1	(0.9)	1.5

Total	18.4%	45.5%	62.7%

Undistributed earnings of the Company’s foreign subsidiary are permanently reinvested. Accordingly, no deferred taxes have been provided on these earnings.

A summary of deferred tax assets and liabilities is as follows:

	For the year ended December 31,

	2001	2000

Deferred tax assets – current

Allowance for doubtful accounts	$25,232,000	$14,713,000

Compensation and benefit related accruals	3,034,000	1,853,000

Expenses not currently deductible for tax	679,000	339,000

Net deferred tax asset – current	28,945,000	16,905,000

Deferred tax assets – non current

Expenses not currently deductible for tax	84,000	2,983,000

Net operating loss carry forwards	8,759,000	14,887,000

Depreciation and amortization	693,000	1,238,000

Other	—	120,000

Net deferred tax asset – non current	9,536,000	19,228,000

Net deferred tax asset before valuation allowance	38,481,000	36,133,000

Valuation allowance	(2,862,000)	(35,196,000)

	$35,619,000	$937,000

Select Medical Corporation
Notes to Consolidated Financial Statements

As a result of the Company's limited operating history and the cumulative losses incurred in prior years, the Company's historically provided a valuation allowance for substantially all of its deferred tax assets. Because of the cumulative profitable operations over the last three years, management has concluded that it is more likely than not that these deferred tax items will be realized. The reversal of these valuation allowances in the fourth quarter of 2001 resulted in a reduction in the tax provision of $9.7 million and a reduction in goodwill of $18.5 million. The reduction in goodwill relates to those deferred tax assets originating through acquisitions.

The decrease in the valuation allowance in 2000 is related to the utilization of net operating loss carryforwards, the benefit from which was allocated to reduce goodwill. As of December 31, 2001, the Company has approximately $9,400,000 in federal net operating loss carry forwards.

Net operating loss carry forwards expire as follows:

2002	$461,000

2003	-

2004	-

2005	-

Thereafter through 2019	8,939,000

As a result of the acquisition of Intensiva, American Transitional Hospitals, Inc. and NovaCare, the Company is subject to the provisions of Section 382 of the Internal Revenue Code which provide for annual limitations on the deductibility of acquired net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. Additionally, if certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

11.     Special Charge

During 1999, the Company recorded a special charge for asset impairments of $5,223,000. The charge relates to the impairment of goodwill, leasehold improvements and equipment that resulted from closures and relocations of certain hospitals and clinics in December 1999. The Company also recorded an impairment writedown under FAS No. 121, on a held for use basis, related to certain outpatient rehabilitation facilities.

Select Medical Corporation
Notes to Consolidated Financial Statements

12.     Extraordinary item

As a result of the initial public offering of stock in April 2001 and the issuance of $175 million of 9 1/2% Senior Subordinated Notes in June 2001, the Company repaid $75 million of the U.S. term loan and all $90 million of the 10% Senior Subordinated Notes. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of the U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

On September 22, 2000, the Company entered into a new $230 million credit facility. This credit facility replaced the Company’s $225 million credit facility from November 19, 1999. The extraordinary item recorded during 2000 consists of the unamortized deferred financing costs of $6,247,000 related to the November 19, 1999 credit facility. There was no tax effect related to this transaction.

On November 19, 1999, the Company entered into a new $225 million credit facility in connection with the NovaCare acquisition. This credit facility replaced the Company’s $155 million credit facility from February 9, 1999. The extraordinary item recorded during 1999 consists of the unamortized deferred financing costs of $5,814,000 related to the February 9, 1999 credit facility. There was no tax effect related to this transaction.

13.     Retirement Savings Plan

Beginning March 1, 1998, the Company sponsored a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 15% of their salary. The Company matches 50% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on employee hire date. The expense incurred by the Company related to this plan was $4,617,000, $4,083,000 and $1,728,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

A subsidiary sponsored a noncontributory defined contribution retirement plan for its employees during 1999. The plan was frozen during 2000 and the Company does not anticipate making future contributions to the plan. The subsidiary contributed 7.60% of employee salaries up to a maximum contribution of $13,000 per employee in 1999. Approximately $560,000 of contributions related to this plan were expensed during the year ended December 31, 1999.

Select Medical Corporation
Notes to Consolidated Financial Statements

14.     Segment Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company’s results of operations or financial position.

The Company’s segments consist of (i) inpatient hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as earnings before interest, minority interest, income taxes, extraordinary items, special charges, depreciation and amortization. All segment revenues are from external customers.

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2001

	Inpatient	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$503,021,000	$440,791,000	$15,144,000	$958,956,000

EBITDA	57,556,000	76,127,000	(21,665,000)	112,018,000

Total assets	303,910,000	318,224,000	28,711,000	650,845,000

Capital expenditures	13,452,000	8,800,000	1,759,000	24,011,000

	Year Ended December 31, 2000

	Inpatient	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$378,910,000	$416,775,000	$10,212,000	$805,897,000

EBITDA	44,550,000	65,420,000	(18,300,000)	91,670,000

Total assets	246,495,000	329,874,000	10,431,000	586,800,000

Capital expenditures	13,677,000	6,399,000	2,354,000	22,430,000

	Year Ended December 31, 1999

	Inpatient	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$307,464,000	$141,740,000	$6,771,000	$455,975,000

EBITDA	35,929,000	22,697,000	(16,382,000)	42,244,000

Total assets	250,034,000	350,419,000	20,265,000	620,718,000

Capital expenditures	7,243,000	3,085,000	568,000	10,896,000

Select Medical Corporation
Notes to Consolidated Financial Statements

A reconciliation of EBITDA to net income (loss) is as follows:

	2001	2000	1999

EBITDA	$112,018,000	$91,670,000	$42,244,000

Depreciation and amortization	(32,290,000)	(30,401,000)	(16,741,000)

Special charge	—	—	(5,223,000)

Interest income	507,000	939,000	362,000

Interest expense	(29,716,000)	(36,126,000)	(21,461,000)

Minority interest	(3,491,000)	(4,144,000)	(3,662,000)

Income tax expense	(8,671,000)	(9,979,000)	(2,811,000)

Extraordinary item	(8,676,000)	(6,247,000)	(5,814,000)

Net income (loss)	$29,681,000	$5,712,000	$(13,106,000)

15. Net Income (Loss) per Share

Under SFAS No. 128, “Earnings per Share” (EPS), the Company’s granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The following table sets forth for the periods indicated the calculation of net income (loss) per share in the Company’s consolidated Statement of Operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted EPS:

Select Medical Corporation
Notes to Consolidated Financial Statements

	2001	2000	1999

Numerator:

Income (loss) before extraordinary item	$38,357,000	$11,959,000	$(7,292,000)

Extraordinary item	(8,676,000)	(6,247,000)	(5,814,000)

Net income (loss)	29,681,000	5,712,000	(13,106,000)

Less: Preferred stock dividends	2,513,000	8,780,000	5,175,000

Numerator for basic earnings per share-income (loss) available to common stockholders	$27,168,000	$(3,068,000)	$(18,281,000)

Effect of dilutive securities:

Class B Preferred stock dividends	1,067,000	—	—

Numerator for diluted earnings per share - Income (loss) available to common stockholders after assumed conversions	$28,235,000	$(3,068,000)	$(18,281,000)

Denominator:

Denominator for basic earnings per share-weighted average shares	39,957,000	25,457,000	24,557,000

Effect of dilutive securities:

a) Stock options	1,909,000	316,000	—

b) Warrants	1,073,000	134,000	—

c) Convertible preferred stock	2,525,000	—	—

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	45,464,000	25,907,000	24,557,000

Basic earnings (loss) per common share:

Income (loss) before extraordinary item	$0.90	$0.13	$(0.50)

Extraordinary item	(0.22)	(0.25)	(0.24)

Income (loss) per common share	$0.68	$(0.12)	$(0.74)

Diluted income (loss) per common share:

Income (loss) before extraordinary item	$0.81	$0.12	$(0.50)

Extraordinary item	(0.19)	(0.24)	(0.24)

Diluted income (loss) per common share	$0.62	$(0.12)	$(0.74)

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	2001	2000	1999

a) Stock options	100,000	510,000	123,000

b) Warrants	—	—	10,000

c) Convertible preferred stock	—	9,216,000	1,136,000

16. Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, notes payable, long-term debt and preferred stock. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company entered into an interest rate swap in March 2001 which became effective in April 2001. The swap originally matured in March 2005. In January 2002, the swap maturity date was amended to March 2003. At December 31, 2001, approximately $69 million (notional amount) of the variable credit facility debt was converted to fixed

Select Medical Corporation
Notes to Consolidated Financial Statements

rate. At December 31, 2001, the variable interest rate of the debt was 5.3% and the fixed rate of the swap was 8.4%. The differential to be paid or received from the counterparty in the agreement is recorded as interest expense as rates reset. The net settlement resulted in a $0.8 million increase in interest expense in 2001. The swap agreement is made with a counterparty of high credit quality; therefore, management considers the risk of non-performance by the counterparty to be negligible.

The fair market value of this swap recorded as of December 31, 2001 was a liability of $1.6 million. The interest rate swap has been designated as a hedge and qualified under the provision of SFAS No. 133 as an effective hedge under the short-cut method. Accordingly, the change in the fair value for the year ended December 31, 2001 was recorded in other comprehensive income.

Borrowings under the credit facility which are not subject to the swap have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.

The 9 1/2% Senior Subordinated Notes, which were issued and sold on June 11, 2001, are traded in public markets. The carrying value and estimated fair value of these notes was $175.0 million and $174.1 million at December 31, 2001.

The fair value of the Company’s Class A Preferred Stock, which was redeemed in 2001, and the Class B Preferred Stock, which converted into common stock in 2001, was not practicable to estimate as it was untraded; accordingly it was recorded at its redemption value.

17. Related Party Transactions

The Company has been party to various rental and other agreements with companies affiliated through common ownership. The Company made rental and other payments aggregating $1,186,000, $1,295,000, and $1,228,000 during the years ended December 31, 2001, 2000 and 1999, respectively, to the affiliated companies.

Select Medical Corporation
Notes to Consolidated Financial Statements

As of December 31, 2001, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows:

2002	$1,197,000

2003	1,242,000

2004	1,139,000

2005	1,086,000

2006	1,130,000

Thereafter	10,825,000

$16,619,000

As further discussed in Note 6, the Company has issued warrants to certain of its principal stockholders in connection with guarantees of previous credit agreements.

In April 2000, the Company sold all of the assets of Georgia Health Group, Inc., for $5,000,000 to a company in which a principal stockholder has a majority owned interest.

In March 2000, the Company entered into three-year employment agreements with two of its principal stockholders. Under these agreements, the two stockholders will receive a combined total annual salary of $1,600,000. Additionally, one such shareholder has a life insurance policy for which the Company will pay premiums of $1,250,000 each fiscal year until 2010.

In December 1999, the Company acquired Select Air Corporation from a related party in exchange for consideration of $2,700,000, net of cash acquired.

Select Medical Corporation
Notes to Consolidated Financial Statements

18. Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2001 are approximately as follows:

2002	$53,247,000

2003	38,067,000

2004	25,853,000

2005	17,287,000

2006	12,663,000

Thereafter	8,375,000

$155,492,000

Total rent expense for operating leases for the years ended December 31 2001, 2000 and 1999 was approximately $75,621,000, $68,731,000 and $35,929,000 respectively.

Other

In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other issuers. Currently, the Company has approximately 20 unsettled cases in 11 states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending on the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from the recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guarantee funds are subject to interpretation and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

Select Medical Corporation
Notes to Consolidated Financial Statements

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement for a sports complex. The naming, promotional and sponsorship agreement is in effect until 2026. The subsidiary is required to make payments in accordance with the contract terms over 25 years ranging from $1,400,000 to $1,963,000 per year and provide physical therapy and training services.

Litigation

On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that the Company acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of February 28, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious and intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered (subject to the above discussion regarding PHICO Insurance Company) under the Company’s insurance policy. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

Select Medical Corporation
Notes to Consolidated Financial Statements

19. Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31 2001, 2000 and 1999:

Description of Transaction	2001	2000	1999

Acquisitions paid for in stock (Note 2)	$4,973,000	$—	$—

Notes issued with acquisitions (Note 2)	$4,100,000	$3,207,000	$7,783,000

Liabilities assumed with acquisitions (Note 2)	$2,357,000	$255,000	$65,744,000

Long-term debt discount (Note 6)	$—	$—	$5,209,000

Issuance of warrants (Note 6)	$—	$1,104,000	$2,389,000

Related party acquisition (Note 17)	$—	$—	$2,700,000

Preferred stock dividends (Note 7)	$2,513,000	$8,780,000	$5,175,000

Credit facility refinancing (Note 6)	$—	$187,000,000	$—

Tax benefit of stock option exercises	$2,513,000	$—	$—

20. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999. All Subsidiary Guarantors were wholly-owned as of the date of the issuance of the 9 1/2% Senior Subordinated Notes as described in Note 6.

On October 1, 2000, the Company transferred the operating assets of one of its guarantor subsidiaries into a newly organized partnership and simultaneously sold partnership units to unaffiliated investors. The operations of this business (through a 100% owned subsidiary) through October 1, 2000 have been included as a Subsidiary Guarantor. The operations commencing on October 1, 2000 through a minority owned partnership are presented as a Non-Guarantor Subsidiary.

Select Medical Corporation
Notes to Consolidated Financial Statements

The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

         The following table sets forth the Non-Guarantor Subsidiaries:

Canadian Back Institute Limited

Kentucky Orthopedic Rehabilitation, LLC

Medical Information Management Systems, LLC

Metro Therapy, Inc.

Millennium Rehab Services, LLC

Rehab Advantage Therapy Services, LLC

Select Houston Partners, L.P.

Select Management Services, LLC

Select Specialty Hospital – Biloxi, Inc.

TJ Corporation I, LLC

	Select Medical Corporation
	Condensed Consolidating Balance Sheets
	December 31, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets

Current Assets:

Cash and cash equivalents	$559	$8,086	$2,058	$—		$10,703

Accounts receivable, net	(491)	185,787	33,097	—		218,393

Current deferred tax asset	1,881	27,064	—			28,945

Other current assets	1,964	13,766	2,714	—		18,444

Total Current Assets	3,913	234,703	37,869	—		276,485

Property and equipment, net	7,406	65,464	19,135	—		92,005

Investment in affiliates	320,458	72,145	—	(392,603	)(a)	—

Intangible assets	5,854	193,070	48,333	—		247,257

Non-current deferred tax asset	(343)	7,017	—	—		6,674

Other assets	12,494	14,095	1,835	—		28,424

Total Assets	$349,782	$586,494	$107,172	$(392,603)		$650,845

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$6,083	$—	$—	$—		$6,083

Current portion of long-term debt and notes payable	480	26,278	16	—		26,774

Accounts payable	3,090	25,860	4,570	—		33,520

Intercompany accounts	54,253	(59,675)	5,422	—		—

Accrued payroll	644	26,494	22	—		27,160

Accrued vacation	2,413	9,070	1,337	—		12,820

Accrued restructuring	154	1,665	—	—		1,819

Accrued other	12,335	9,763	1,470	—		23,568

Income taxes payable	—	1,735	—	—		1,735

Due to third party payors	(29,451)	48,736	(3,028)	—		16,257

Total Current Liabilities	50,001	89,926	9,809	—		149,736

Long-term debt, net of current portion	65,497	151,336	44,816	—		261,649

Total Liabilities	115,498	241,262	54,625	—		411,385

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	5,176	—		5,176

Stockholders’ Equity:

Common stock	465	—	—	—		465

Capital in excess of par	231,349	—	—	—		231,349

Retained earnings	5,924	21,605	8,664	(30,269	)(b)	5,924

Subsidiary investment		323,627	38,707	(362,334	)(a)	—

Treasury stock, at cost	(1,560)	—	—	—		(1,560)

Accumulated other comprehensive loss	(1,894)	—	—	—		(1,894)

Total Stockholders’ Equity	234,284	345,232	47,371	(392,603)		234,284

Total Liabilities and Stockholders’ Equity	$349,782	$586,494	$107,172	$(392,603)		$650,845

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$14,300	$774,206	$170,450	$—		$958,956

Costs and expenses:

Cost of services	—	637,681	138,614	—		776,295

General and administrative	35,630	—	—	—		35,630

Bad debt expense	—	30,356	4,657	—		35,013

Depreciation and amortization	1,764	25,383	5,143	—		32,290

Total costs and expenses	37,394	693,420	148,414	—		879,228

Income (loss) from operations	(23,094)	80,786	22,036	—		79,728

Other income and expense:

Intercompany charges	(51,183)	41,621	9,562	—		—

Interest income	(401)	(102)	(4)	—		(507)

Interest expense	7,223	17,478	5,015	—		29,716

Income before minority interests and income taxes	21,267	21,789	7,463	—		50,519

Minority interest in consolidated subsidiary companies	—	578	2,913	—		3,491

Income before income taxes	21,267	21,211	4,550	—		47,028

Income tax expense (benefit)	11,638	(3,906)	939	—		8,671

Equity in earnings of subsidiaries	28,728	1,818	—	(30,546	)(a)	—

Net income before extraordinary item	38,357	26,935	3,611	(30,546)		38,357

Extraordinary item	8,676	—	—	—		8,676

Net income (loss)	$29,681	$26,935	$3,611	$(30,546)		$29,681

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income (loss)	$29,681	$26,935	$3,611	$(30,546	)(a)	$29,681

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,764	25,383	5,143	—		32,290

Provision for bad debts	—	30,356	4,657	—		35,013

Minority interests	—	578	2,913	—		3,491

Extraordinary item	8,676	—	—	—		8,676

Deferred income taxes	2,461	(12,131)	—	—		(9,670)

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(28,728)	(1,818)	—	30,546	(a)	—

Intercompany	55,044	(55,973)	929	—		—

Accounts receivable	191	(39,401)	(10,222)	—		(49,432)

Other current assets	(7,035)	7,530	(951)	—		(456)

Other assets	(1,633)	3,296	(610)	—		1,053

Accounts payable	743	3,307	665	—		4,715

Due to third-party payors	(13,681)	27,046	1,381	—		14,746

Accrued expenses	7,170	7,218	(365)	—		14,023

Income taxes	(8,190)	19,316	514	—		11,640

Net cash provided by operating activities	46,463	41,642	7,665	—		95,770

Investing activities

Purchases of property and equipment, net	(1,682)	(19,101)	(3,228)	—		(24,011)

Proceeds from disposal of assets	—	808	—	—		808

Earnout payments	—	(5,660)	—	—		(5,660)

Acquisition of businesses, net of cash acquired	(33,084)	—	—	—		(33,084)

Net cash used in investing activities	(34,766)	(23,953)	(3,228)	—		(61,947)

Financing activities

Issuance of 9.5% Senior Subordinated Notes	175,000	—	—	—		175,000

Net repayments on credit facility debt	(98,320)	—	—	—		(98,320)

Repayment of 10% Senior Subordinated Notes	(90,000)	—	—	—		(90,000)

Payment of deferred financing costs	(4,681)	—	—	—		(4,681)

Principal payments on seller and other debt	(19,030)	—	—	—		(19,030)

Proceeds from initial public offering, net of fees	89,181	—	—	—		89,181

Redemption of Class A Preferred Stock	(52,838)	—	—	—		(52,838)

Payment of Class A and Class B Preferred Stock dividends	(19,248)	—	—	—		(19,248)

Proceeds from issuance of common stock	4,334	—	—	—		4,334

Proceeds from (repayment of) bank overdrafts	4,571	(9,938)	(2,768)	—		(8,135)

Distributions to minority interests	—	(680)	(1,747)	—		(2,427)

Net cash used in financing activities	(11,031)	(10,618)	(4,515)	—		(26,164)

Effect of exchange rate changes on cash and cash equivalents	(107)	—	—	—		(107)

Net increase (decrease) in cash and cash equivalents	559	7,071	(78)	—		7,552

Cash and cash equivalents at beginning of period	—	1,015	2,136	—		3,151

Cash and cash equivalents at end of period	$559	$8,086	$2,058	$—		$10,703

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Balance Sheets
	December 31, 2000

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets

Current Assets:

Cash and cash equivalents	$—	$1,015	$2,136	$—		$3,151

Accounts receivable, net	(300)	169,273	27,532	—		196,505

Prepaid income taxes	(6,599)	7,417	275	—		1,093

Other current assets	1,528	14,116	1,763	—		17,407

Total Current Assets	(5,371)	191,821	31,706	—		218,156

Property and equipment, net	4,839	60,861	19,276	—		84,976

Investment in affiliates	213,618	26,704	—	(240,322	)(a)	—

Intangible assets	5,953	204,735	40,711	—		251,399

Other assets	10,861	20,183	1,225	—		32,269

Total Assets	$229,900	$504,304	$92,918	$(240,322)		$586,800

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$1,511	$9,939	$2,768	$—		$14,218

Current portion of long-term debt and notes payable	4,923	13,641	182	—		18,746

Accounts payable	2,347	22,543	3,905	—		28,795

Intercompany accounts	(30,624)	30,981	(357)	—		—

Accrued payroll	582	20,839	45	—		21,466

Accrued vacation	1,466	5,287	948	—		7,701

Accrued restructuring	—	4,701	—	—		4,701

Accrued other	6,328	6,922	2,201	—		15,451

Income taxes	1,591	(1,352)	(239)	—		—

Due to third party payors	(15,770)	21,690	(4,409)	—		1,511

Total Current Liabilities	(27,646)	135,191	5,044	—		112,589

Long-term debt, net of current portion	79,475	155,241	49,326	—		284,042

Total Liabilities	51,829	290,432	54,370	—		396,631

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	4,516	7,582	—		12,098

Preferred stock — Class A	65,481	—	—	—		65,481

Convertible Preferred stock — Class B	64,092	—	—	—		64,092

Stockholders’ Equity:

Common stock	257	—	—	—		257

Capital in excess of par	73,069	—	—	—		73,069

Accumulated deficit	(23,757)	(5,330)	5,053	277	(b)	(23,757)

Subsidiary investment	—	214,686	25,913	(240,599	)(a)	—

Treasury stock, at cost	(1,039)	—	—	—		(1,039)

Accumulated other comprehensive loss	(32)	—	—	—		(32)

Total Stockholders’ Equity	48,498	209,356	30,966	(240,322)		48,498

Total Liabilities and Stockholders’ Equity	$229,900	$504,304	$92,918	$(240,322)		$586,800

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2000

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$10,157	$698,416	$97,324	$—		$805,897

Costs and expenses:

Cost of services	—	577,406	79,055	—		656,461

General and administrative	28,431	—	—	—		28,431

Bad debt expense	—	26,934	2,401	—		29,335

Depreciation and amortization	1,644	25,390	3,367	—		30,401

Total costs and expenses	30,075	629,730	84,823	—		744,628

Income (loss) from operations	(19,918)	68,686	12,501	—		61,269

Other income and expense:

Intercompany charges	(42,151)	40,606	1,545	—		—

Interest income	(644)	(295)	—	—		(939)

Interest expense	9,856	21,803	4,467	—		36,126

Income before minority interests and income taxes	13,021	6,572	6,489	—		26,082

Minority interest in consolidated subsidiary companies	—	1,408	2,736	—		4,144

Income before income taxes	13,021	5,164	3,753	—		21,938

Income tax expense	4,415	5,263	301	—		9,979

Equity in earnings of subsidiaries	3,353	3,198	—	(6,551	)(a)	—

Net income before extraordinary item	11,959	3,099	3,452	(6,551)		11,959

Extraordinary item	6,247	—	—	—		6,247

Net income	$5,712	$3,099	$3,452	$(6,551)		$5,712

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2000

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income (loss)	$5,712	$3,099	$3,452	$(6,551	)(a)	$5,712

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,644	25,390	3,367	—		30,401

Provision for bad debts	—	26,934	2,401	—		29,335

Minority interests	—	1,408	2,736	—		4,144

Extraordinary charge	6,247	—	—	—		6,247

Loss on sale of assets	111	—	—	—		111

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(3,353)	(3,198)	—	6,551	(a)	—

Intercompany	12,938	(32,020)	19,082	—		—

Accounts receivable	(1,050)	(22,117)	(13,797)	—		(36,964)

Other current assets	(739)	(912)	(1,041)	—		(2,692)

Other assets	13,269	(5,045)	(13,243)	—		(5,019)

Accounts payable	1,478	(2,056)	1,958	—		1,380

Due to third-party payors	(6,081)	(7,166)	(4,426)	—		(17,673)

Accrued expenses	961	(3,442)	2,464	—		(17)

Income taxes	3,426	4,581	(459)	—		7,548

Net cash provided by (used in) operating activities	34,563	(14,544)	2,494	—		22,513

Investing activities

Purchases of property and equipment, net	(2,354)	(16,118)	(3,958)	—		(22,430)

Escrow receivable	—	29,948	—	—		29,948

Disposal of assets held for sale	—	13,000	—	—		13,000

Proceeds from disposal of assets	2,452	495	—	—		2,947

Earnout payments	—	(3,430)	—	—		(3,430)

Acquisition of businesses, net of cash acquired	(5,838)	—	—	—		(5,838)

Net cash provided by (used in) investing activities	(5,740)	23,895	(3,958)	—		14,197

Financing activities

Net repayments on credit facility debt	(12,000)	—	—	—		(12,000)

Principal payments on seller and other debt	(13,344)	(14,233)	—	—		(27,577)

Proceeds from issuance of common stock	1,118	—	—	—		1,118

Purchase of treasury stock	(210)	—	—	—		(210)

Redemption of preferred stock	(11)	—	—	—		(11)

Proceeds from bank overdrafts	197	4,751	2,305	—		7,253

Payment of deferred financing costs	(4,563)	—	—	—		(4,563)

Distributions to minority interests	—	(329)	(1,297)	—		(1,626)

Net cash provided by (used in) financing activities	(28,813)	(9,811)	1,008	—		(37,616)

Effect of exchange rate changes on cash and cash equivalents	(10)	—	—	—		(10)

Net decrease in cash and cash equivalents	—	(460)	(456)	—		(916)
Cash and cash equivalents at beginning of period	—	1,475	2,592	—		4,067

Cash and cash equivalents at end of period	$—	$1,015	$2,136	$—		$3,151

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 1999

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)

Net operating revenues	$6,771	$386,222	$62,982	$—		$455,975

Costs and expenses:

Cost of services	—	333,023	50,430	—		383,453

General and administrative	21,420	—	—	—		21,420

Bad debt expense	—	7,800	1,058	—		8,858

Depreciation and amortization	1,111	13,257	2,373	—		16,741

Special charge	—	5,223	—	—		5,223

Total costs and expenses	22,531	359,303	53,861	—		435,695

Income (loss) from operations	(15,760)	26,919	9,121	—		20,280

Other income and expense:

Intercompany charges	(16,079)	15,058	1,021	—		—

Interest income	(238)	(124)	—	—		(362)

Interest expense	7,509	11,169	2,783	—		21,461

Income (loss) before minority interests and income taxes	(6,952)	816	5,317	—		(819)

Minority interest in consolidated subsidiary companies	—	1,349	2,313	—		3,662

Income (loss) before income taxes	(6,952)	(533)	3,004	—		(4,481)

Income tax expense	—	5,278	—	(2,467)		2,811

Equity in earnings of subsidiaries	(340)	2,853	—	(2,513	)(a)	—

Net income (loss) before extraordinary item	(7,292)	(2,958)	3,004	(46)		(7,292)

Extraordinary item	5,814	—	—	—		5,814

Net income (loss)	$(13,106)	$(2,958)	$3,004	$(46)		$(13,106)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 1999

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)

Operating activities

Net income (loss)	$(13,106)	$(2,958)	$3,004	$(46	)(a)	$(13,106)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,111	13,257	2,373	—		16,741

Provision for bad debts	—	7,800	1,058	—		8,858

Special charge	—	5,223	—	—		5,223

Extraordinary item	5,814	—	—	—		5,814

Gain on sale of assets	—	(215)	—	—		(215)

Minority interests	—	1,349	2,313	—		3,662

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	340	(2,853)	—	2,513	(a)	—

Intercompany	(35,895)	20,866	15,029	—		—

Accounts receivable	4,335	(43,257)	(8,368)	—		(47,290)

Other current assets	(660)	(1,095)	27	—		(1,728)

Other assets	(1,506)	909	(10,271)	—		(10,868)

Accounts payable	717	(1,434)	746	—		29

Due to third-party payors	(9,689)	18,423	(19)	—		8,715

Accrued expenses	1,753	(4,183)	(258)	—		(2,688)

Income taxes	8,641	(4,617)	139	(2,467)		1,696

Net cash provided by (used in) operating activities	(38,145)	7,215	5,773	—		(25,157)

Investing activities

Purchases of property and equipment, net	(568)	(6,761)	(3,567)	—		(10,896)

Proceeds of disposal of assets	—	988	—	—		988

Acquisition of businesses, net of cash acquired	(171,354)	—	—	—		(171,354)

Net cash used in investing activities	(171,922)	(5,773)	(3,567)	—		(181,262)

Financing activities

Proceeds from issuance of debt	68,194	—	—	—		68,194

Net repayments on credit facility debt	86,655	—	—	—		86,655

Principal payments on seller and other debt	(5,393)	(4,671)	—	—		(10,064)

Proceeds from issuance of common stock	1,041	—	—	—		1,041

Proceeds from issuance of preferred stock — Class B	59,361	—	—	—		59,361

Purchase of treasury	(781)	—	—	—		(781)

Redemption of preferred stock	(214)	—	—	—		(214)

Proceeds from bank overdrafts	1,314	3,128	451	—		4,893

Payment of deferred financing costs	(10,883)	—	—	—		(10,883)

Distributions to minority interests	—	(295)	(427)	—		(722)

Net cash provided by (used in) financing activities	199,294	(1,838)	24	—		197,480

Effect of exchange rate changes on cash and cash equivalents	5	—	—	—		5

Net increase (decrease) in cash and cash equivalents	(10,768)	(396)	2,230	—		(8,934)

Cash and cash equivalents at beginning of period	10,768	1,871	362	—		13,001

Cash and cash equivalents at end of period	$—	$1,475	$2,592	$—		$4,067

(a)	Elimination of equity in earnings of subsidiary.

21.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Year ended December 31, 2001

Net revenues	$225,088	$234,199	$239,155	$260,514

Income from operations	19,216	20,789	17,794	21,929

Net income before extraordinary item	6,121	7,598	6,343	18,295

Extraordinary item	—	8,676	—	—

Net income	6,121	(1,078)	6,343	18,295

Net income (loss) per common share:

Basic:

Income (loss) before extraordinary item	$0.15	$0.17	$0.14	$0.40

Extraordinary item	—	(0.20)	—	—

Income (loss) per common share	$0.15	$(0.03)	$0.14	$0.40

Diluted:

Income (loss) before extraordinary item	$0.13	$0.16	$0.13	$0.37

Extraordinary item	—	(0.19)	—	—

Income (loss) per common share	$0.13	$(0.03)	$0.13	$0.37

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)

Year ended December 31, 2000

Net revenues	$196,722	$200,700	$196,917	$211,558

Income from operations	15,230	18,278	13,177	14,584

Net income before extraordinary item	2,834	4,190	1,050	3,885

Extraordinary item	—	—	6,247	—

Net income	2,834	4,190	(5,197)	3,885

Net income (loss) per common share:

Basic:

Income (loss) before extraordinary item	$0.03	$0.08	$(0.04)	$0.06

Extraordinary item	—	—	(0.25)	—

Income (loss) per common share	$0.03	$0.08	$(0.29)	$0.06

Diluted:

Income (loss) before extraordinary item	$0.03	$0.08	$(0.04)	$0.06

Extraordinary item	—	—	(0.25)	—

Income (loss) per common share	$0.03	$0.08	$(0.29)	$0.06

Report of Independent Accountants on

Financial Statement Schedules

To the Board of Directors and Stockholders

of Select Medical Corporation:

Our audits of the consolidated financial statements referred to in our report dated February 15, 2002 appearing in this Annual Report on Form 10-K of Select Medical Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
February 15, 2002

Schedule II-Valuation and Qualifying Accounts

	Balance				Balance
	at	Charged to			at

	Beginning	Cost and			End of
Description	of Year	Expenses	Acquisitions(A)	Deductions(B)	Year

Year ended December 31, 2001 allowance for doubtful accounts	$75,517	$35,013	$1,214	$(31,855)	$79,889

Year ended December 31, 2000 allowance for doubtful accounts	$69,492	$29,335	$—	$(23,310)	$75,517

Year ended December 31, 1999 allowance for doubtful accounts	$15,701	$8,858	$53,989	$(9,056)	$69,492

Year ended December 31, 2001 income tax valuation allowance	$35,196	$(9,670)	$—	$(22,664)	$2,862

Year ended December 31, 2000 income tax valuation allowance	$38,941	$—	$(3,745)	$—	$35,196

Year ended December 31, 1999 income tax valuation allowance	$18,867	$—	$20,074	$—	$38,941

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent writeoffs against the reserve. Income tax valuation allowance deductions primarily represent the reversal of valuation allowances because the Company believes certain deferred tax items will be realized.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION

By:	/s/ Robert A. Ortenzio

Robert A. Ortenzio

Chief Executive Officer and President

(principal executive officer)

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Signature	Title	Date

/s/ Rocco A. Ortenzio Rocco A. Ortenzio	Director and Executive Chairman	March 4, 2002

/s/ Robert A. Ortenzio Robert A. Ortenzio	Director, Chief Executive Officer and President (principal executive officer)	March 4, 2002

/s/ Martin F. Jackson Martin F. Jackson	Chief Financial Officer (principal financial officer)	March 4, 2002

/s/ Scott A. Romberger Scott A. Romberger	Chief Accounting Officer (principal accounting officer)	March 4, 2002

/s/ Russell L. Carson Russell L. Carson	Director	March 4, 2002

/s/ David S. Chernow David S. Chernow	Director	March 4, 2002

/s/ Bryan C. Cressey Bryan C. Cressey	Director	March 4, 2002

/s/ James E. Dalton, Jr. James E. Dalton, Jr.	Director	March 4, 2002

/s/ Donald J. Edwards Donald J. Edwards	Director	March 4, 2002

/s/ Meyer Feldberg Meyer Feldberg	Director	March 4, 2002

/s/ Leopold Swergold Leopold Swergold	Director	March 4, 2002

/s/ LeRoy S. Zimmerman LeRoy S. Zimmerman	Director	March 4, 2002

EXHIBIT INDEX

Exhibit
Number	Document

2.1	Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

2.2	First Amendment dated as of November 19, 1999 to Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws.

3.3	Amendment No. 1 to Amended and Restated Bylaws.

3.4	Amendment No. 2 to Amended and Restated Bylaws.

4.1	Indenture governing 9 1/2% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9 1/2% Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.22	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.24	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.25	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.27	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.29	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.31	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

Exhibit
Number	Document

10.32	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.34	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Settlement Agreement dated as of July 6, 2000 by and among Select Medical Corporation, NC Resources, Inc, NAHC Inc., and NovaCare Holdings, Inc, incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.36	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.41	Amendment No. 1 dated as of February 23, 2001 to Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.43	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.44	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.45	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.46	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.48	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.50	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

Exhibit
Number	Document

10.51	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.52	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio.

10.53	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio.

10.54	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation.

10.55	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.56	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger.

10.57	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger.

10.58	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai.

10.59	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai.

10.60	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc.

10.61	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.