Form 10-Q
period 2002-03-31
SELECT MEDICAL CORP
filed 2002-05-15
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From ________ to ________.

Commission File Number: 000-32499

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2872718 (I.R.S. employer identification number)

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

YES       NO

         As of April 30, 2002, the number of outstanding shares of the Registrant’s Common Stock was 46,180,492.

PART I    FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2002	2001

Assets	(unaudited)
Current Assets:

Cash and cash equivalents	$25,016	$10,703

Accounts receivable, net of allowance for doubtful accounts of $75,342 and $79,889 in 2002 and 2001, respectively	223,690	218,393

Current deferred tax asset	28,943	28,945

Other current assets	17,371	18,444

Total Current Assets	295,020	276,485

Property and equipment, net	95,159	92,005

Goodwill	199,377	199,850

Trademark	37,875	37,875

Other intangibles	9,441	9,532

Non-current deferred tax asset	5,891	6,674

Other assets	27,971	28,424

Total Assets	$670,734	$650,845

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$6,678	$6,083

Current portion of long-term debt and notes payable	27,424	26,774

Accounts payable	34,453	33,520

Accrued payroll	29,413	27,160

Accrued vacation	13,834	12,820

Accrued restructuring	1,466	1,819

Accrued other	30,199	23,568

Income taxes payable	3,704	1,735

Due to third party payors	22,081	16,257

Total Current Liabilities	169,252	149,736

Long-term debt, net of current portion	249,268	261,649

Total Liabilities	418,520	411,385

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	5,615	5,176

Stockholders’ Equity:

Common stock — $.01 par value: Authorized shares - 200,000,000, Issued shares - 46,635,000 and 46,488,000 in 2002 and 2001, respectively	466	465

Capital in excess of par	232,704	231,349

Retained earnings	16,100	5,924

Treasury stock, at cost - 461,000 shares	(1,560)	(1,560)

Accumulated other comprehensive loss	(1,111)	(1,894)

Total Stockholders’ Equity	246,599	234,284

Total Liabilities and Stockholders’ Equity	$670,734	$650,845

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended
	March 31,

	2002	2001

Net operating revenues	$271,920	$225,088

Costs and expenses:

Cost of services	221,735	181,273

General and administrative	9,686	8,440

Bad debt expense	10,443	8,343

Depreciation and amortization	6,026	7,816

Total costs and expenses	247,890	205,872

Income from operations	24,030	19,216

Other income and expense:

Interest income	(71)	(241)

Interest expense	6,778	8,016

Income before minority interests and income taxes	17,323	11,441

Minority interest in consolidated subsidiary companies	603	1,407

Income before income taxes	16,720	10,034

Income tax expense	6,544	3,913

Net income	$10,176	$6,121

Less: Preferred dividends	—	2,306

Net income available to common stockholders	$10,176	$3,815

Net income per common share:

Basic:

Income per common share	$0.22	$0.15

Diluted:

Income per common share	$0.21	$0.13

Weighted average shares outstanding:

Basic	46,080	25,476

Diluted	48,624	36,078

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)
(unaudited)

						Accumulated
		Common	Capital in			Other
	Common	Stock Par	Excess of	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Stock	Loss	Income

Balance at December 31, 2001	46,488	$465	$231,349	$5,924	$(1,560)	$(1,894)

Net income				10,176			$10,176

Other comprehensive income						783	783

Total comprehensive income							$10,959

Issuance of common stock	147	1	972

Tax benefit of stock option exercises			383

Balance at March 31, 2002	46,635	$466	$232,704	$16,100	$(1,560)	$(1,111)

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the Quarter Ended
	March 31,

	2002	2001

Operating activities

Net income	$10,176	$6,121

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,026	7,816

Provision for bad debts	10,443	8,343

Minority interests	603	1,407

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Accounts receivable	(15,754)	(13,733)

Other current assets	(141)	2,226

Other assets	461	3,468

Accounts payable	934	263

Due to third-party payors	8,009	(1,875)

Accrued expenses	9,350	8,126

Income taxes	4,046	2,657

Net cash provided by operating activities	34,153	24,819

Investing activities

Purchases of property and equipment, net	(8,959)	(5,325)

Earnout payments	(489)	(505)

Acquisition of businesses, net of cash acquired	—	(1,375)

Net cash used in investing activities	(9,448)	(7,205)

Financing activities

Net repayments on credit facility debt	(8,991)	(7,000)

Principal payments on seller and other debt	(2,740)	(6,445)

Proceeds from issuance of common stock	973	2

Proceeds from (repayment of) bank overdrafts	595	(4,691)

Payment of deferred financing costs	(67)	—

Distributions to minority interests	(159)	(397)

Net cash used in financing activities	(10,389)	(18,531)

Effect of exchange rate changes on cash and cash equivalents	(3)	(60)

Net increase (decrease) in cash and cash equivalents	14,313	(977)

Cash and cash equivalents at beginning of period	10,703	3,151

Cash and cash equivalents at end of period	$25,016	$2,174

Supplemental Cash Flow Information

Cash paid for interest	$3,544	$8,016

Cash paid for income taxes	$2,218	$1,249

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

         The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

         Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company’s Form 10-K filed with the Securities Exchange Commission.

2. Accounting Policies

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

Recent Accounting Pronouncement

         In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. SFAS 144 requires that long-lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 with no material effect on net income.

3. Stock Option Plans

         On April 11, 2002, the Company’s Board of Directors adopted the Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, subject to stockholder approval. The amended plan provides for the grant of non-qualified stock options to key employees to purchase an additional 3,000,000 shares of common stock. A substantial portion of these options must be Performance Accelerated Vesting Options. The Performance Accelerated Vesting Options will vest and become exercisable on the seventh anniversary of the grant of such options, but the vesting schedule for these options will be accelerated if the Company meets or exceeds two performance-based targets. Twenty percent (20%) of a grant of Performance Accelerated Vesting Options shall vest and become exercisable after the completion of each fiscal year in which the Company meets or exceeds both its earnings per share and return on equity targets. No accelerated vesting shall occur in years in which the Company fails to meet either of its targets. In addition, if the Company meets both of these targets in 2002, 2003 and 2004, and the Company’s earnings per share for fiscal year 2004 is greater than or equal to $1.21, then all Performance Accelerated Vesting Options will become fully vested and immediately exercisable.

         On February 12, 2002, the Company’s Board of Directors adopted the 2002 Non-Employee Directors’ Plan, which was amended on April 11, 2002. Both the adoption of the plan and the amendment were subject to stockholder approval. Under the terms of the Non-Employee Directors’ Plan, directors who are not employees of the Company may be granted non-qualified stock options to purchase up to 250,000 shares of the Company’s common stock (such number being subject to adjustment under the terms of the plan), at a price of not less than 100% of the market price on the date the option is granted. Options expire no later than ten years after the date of grant. On February 12, 2002, the Company granted 28,000 options at $14.04 per share subject to stockholder approval.

         During the three months ended March 31, 2002, the Company granted stock options under its 1997 Stock Option Plan totaling 785,348 shares of Common Stock at exercise prices ranging from $12.66 to $14.04 per share.

4. Segment Information

         The Company’s segments consist of (i) inpatient hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as earnings before interest, minority interest, income taxes, depreciation and amortization. All segment revenues are from external customers.

         The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended March 31, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$148,828,000	$119,694,000	$3,398,000	$271,920,000

EBITDA	15,667,000	21,048,000	(6,659,000)	30,056,000

Total assets	298,352,000	327,591,000	44,791,000	670,734,000

Capital expenditures	6,183,000	2,435,000	341,000	8,959,000

	Three Months Ended March 31, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$113,150,000	$108,673,000	$3,265,000	$225,088,000

EBITDA	13,395,000	19,056,000	(5,419,000)	27,032,000

Total assets	255,290,000	314,962,000	11,144,000	581,396,000

Capital expenditures	3,055,000	1,742,000	528,000	5,325,000

A reconciliation of EBITDA to net income is as follows:

	For the Three Months Ended
	March 31,

	2002	2001

EBITDA	$30,056,000	$27,032,000

Depreciation and amortization	(6,026,000)	(7,816,000)

Interest income	71,000	241,000

Interest expense	(6,778,000)	(8,016,000)

Minority interest	(603,000)	(1,407,000)

Income tax expense	(6,544,000)	(3,913,000)

Net income	$10,176,000	$6,121,000

5.     Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total

December 31, 2001	$1,687,000	$132,000	$1,819,000

Amounts paid in 2002	(338,000)	(15,000)	(353,000)

March 31, 2002	$1,349,000	$117,000	$1,466,000

Management expects to pay out the remaining restructuring reserves through 2003 which is consistent with the original plan.

6.     Intangible Assets

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually, or more frequently if impairment indicators arise. Additionally, a transitional impairment test is required within six months of the date of adoption utilizing data as of the beginning of the year. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the units.

         During the quarter ended March 31, 2002, the company conducted its initial transition test. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required at January 1, 2002.

Amortization expense for intangible assets for the quarter ended March 31, 2002 was $194,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2002 will be approximately $553,000.

Intangible assets consist of the following:

	As of March 31, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets

Management services agreements	$11,404,000	$(1,963,000)

Unamortized intangible assets

Goodwill	$199,377,000

Trademarks	37,875,000

Total	$237,252,000

         The following table reflects unaudited pro forma results of operations, net of related tax effect, of the Company, giving effect to SFAS No. 142 as if it was adopted on January 1, 2001:

	For the Quarter Ended March 31,

	2002	2001

Reported net income	$10,176,000	$6,121,000

Add back: Goodwill amortization	—	1,232,000

Add back: Trademark amortization	—	152,000

Adjusted net income	$10,176,000	$7,505,000

Basic earnings per share:

Reported net income	$0.22	$0.15

Goodwill amortization	—	0.04

Trademark amortization	—	0.01

Adjusted net income	$0.22	$0.20

Diluted earnings per share:

Reported net income	$0.21	$0.13

Goodwill amortization	—	0.03

Trademark amortization	—	0.01

Adjusted net income	$0.21	$0.17

The changes in the carrying amount of goodwill for the Company’s reportable segments for the quarter ended March 31, 2002, are as follows:

	Specialty	Outpatient	All
	Hospitals	Rehabilitation	Other	Total

Balance as of January 1, 2002	$84,391,000	$114,875,000	$584,000	$199,850,000

Income tax benefits recognized	—	(916,000)	—	(916,000)

Earn-out payments	—	489,000	—	489,000

Translation adjustment	—	(46,000)	—	(46,000)

Balance as of March 31, 2002	$84,391,000	$114,402,000	$584,000	$199,377,000

7.     Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2001

Numerator:

Net income	$10,176,000	$6,121,000

Less: Class A and Class B Preferred stock dividends	—	2,306,000

Numerator for basic earnings per share – income available to common stockholders	10,176,000	3,815,000

Effect of dilutive securities:

Class B Preferred stock dividends	—	1,006,000

Numerator for diluted earnings per share – income available to common stockholders after assumed conversions	$10,176,000	$4,821,000

Denominator:

Denominator for basic earnings per share –weighted average shares	46,080,000	25,476,000

Effect of dilutive securities:

a) Stock options	1,527,000	959,000

b) Warrants	1,017,000	427,000

c) Convertible preferred stock	—	9,216,000

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	48,624,000	36,078,000

Basic income per common share	$0.22	$0.15

Diluted income per common share	$0.21	$0.13

8.     Commitments and Contingencies

Litigation

On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that the Company acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before the Company’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of April 30, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and the Company and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious and intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

         The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered under the Company’s insurance policies, as well as claims that were covered under policies issued by PHICO Insurance Company, which are discussed below. In the opinion of management, the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

Other

         In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other issuers. Currently, the Company has approximately 20 unsettled cases in 11 states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending on the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from the recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guarantee funds are subject to interpretation and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

9.     Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

         The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2002 and December 31, 2001 and for the quarters ended March 31, 2002 and 2001.

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
Rehab Advantage Therapy Services, LLC.
Select Houston Partners, L.P.
Select Management Services, LLC.
Select Specialty Hospital – Biloxi, Inc.
TJ Corporation I, LLC

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2002

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets

Current Assets:

Cash and cash equivalents	$17,802	$5,460	$1,754	$—		$25,016

Accounts receivable, net	(200)	193,491	30,399	—		223,690

Current deferred tax asset	1,880	27,063	—	—		28,943

Other current assets	2,221	12,722	2,428	—		17,371

Total Current Assets	21,703	238,736	34,581	—		295,020

Property and equipment, net	7,040	69,111	19,008	—		95,159

Investment in affiliates	320,458	67,155	—	(387,613	)(a)	—

Goodwill	5,853	157,074	36,450	—		199,377

Trademark	—	37,875	—	—		37,875

Other intangibles	—	1,026	8,415	—		9,441

Non-current deferred tax asset	(414)	6,305	—	—		5,891

Other assets	11,601	15,658	712	—		27,971

Total Assets	$366,241	$592,940	$99,166	$(387,613)		$670,734

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$6,678	$—	$—	$—		$6,678

Current portion of long-term debt and notes payable	110	27,293	21	—		27,424

Accounts payable	5,014	25,307	4,132	—		34,453

Intercompany accounts	41,347	(43,301)	1,954	—		—

Accrued payroll	318	29,081	14	—		29,413

Accrued vacation	2,701	9,784	1,349	—		13,834

Accrued restructuring	79	1,387	—	—		1,466

Accrued other	15,027	14,572	600	—		30,199

Income taxes	5,690	1,180	(3,166)	—		3,704

Due to third party payors	(32,651)	55,302	(570)	—		22,081

Total Current Liabilities	44,313	120,605	4,334	—		169,252

Long-term debt, net of current portion	75,329	129,505	44,434	—		249,268

Total Liabilities	119,642	250,110	48,768	—		418,520

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	5,615	—		5,615

Stockholders’ Equity:

Common stock	466	—	—	—		466

Capital in excess of par	232,704	—	—	—		232,704

Retained earnings	16,100	43,823	10,881	(54,704	)(b)	16,100

Subsidiary investment	—	299,007	33,902	(332,909	)(a)	—

Treasury stock, at cost	(1,560)	—	—	—		(1,560)

Accumulated other comprehensive loss	(1,111)	—	—	—		(1,111)

Total Stockholders’ Equity	246,599	342,830	44,783	(387,613)		246,599

Total Liabilities and Stockholders’ Equity	$366,241	$592,940	$99,166	$(387,613)		$670,734

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2002

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$3,202	$222,281	$46,437	$—		$271,920

Costs and expenses:

Cost of services	—	183,819	37,916	—		221,735

General and administrative	9,686	—	—	—		9,686

Bad debt expense	—	8,440	2,003	—		10,443

Depreciation and amortization	416	4,431	1,179	—		6,026

Total costs and expenses	10,102	196,690	41,098	—		247,890

Income (loss) from operations	(6,900)	25,591	5,339	—		24,030

Other income and expense:

Intercompany interest and royalty fees	16,247	(16,396)	149	—		—

Intercompany management fees	(12,368)	11,716	652	—		—

Interest income	(61)	(11)	1	—		(71)

Interest expense	1,588	4,163	1,027	—		6,778

Income (loss) before minority interests and income taxes	(12,306)	26,119	3,510	—		17,323

Minority interest in consolidated subsidiary companies	—	—	603	—		603

Income (loss) before income taxes	(12,306)	26,119	2,907	—		16,720

Income tax expense	901	4,953	690	—		6,544

Equity in earnings of subsidiaries	23,383	1,052	—	(24,435	)(a)	—

Net income	$10,176	$22,218	$2,217	$(24,435)		$10,176

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Quarter Ended March 31, 2002

	Select Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income	$10,176	$22,218	$2,217	$(24,435	)(a)	$10,176

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	416	4,431	1,179	—		6,026

Provision for bad debts	—	8,440	2,003	—		10,443

Minority interests	—	—	603	—		603

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(23,383)	(1,052)	—	24,435	(a)	—

Intercompany	11,993	(7,167)	(4,826)	—		—

Accounts receivable	(291)	(16,158)	695	—		(15,754)

Other current assets	(257)	(170)	286	—		(141)

Other assets	893	(1,555)	1,123	—		461

Accounts payable	1,924	(552)	(438)	—		934

Due to third-party payors	(3,200)	8,751	2,458	—		8,009

Accrued expenses	2,579	7,637	(866)	—		9,350

Income taxes	5,762	1,450	(3,166)	—		4,046

Net cash provided by operating activities	6,612	26,273	1,268	—		34,153

Investing activities

Purchases of property and equipment, net	(329)	(7,594)	(1,036)	—		(8,959)

Earnout payments	—	(489)	—	—		(489)

Net cash used in investing activities	(329)	(8,083)	(1,036)	—		(9,448)

Financing activities

Intercompany debt reallocation	18,152	(18,446)	294	—		—

Net repayments on credit facility debt	(8,320)	—	(671)	—		(8,991)

Principal payments on seller and other debt	(370)	(2,370)	—	—		(2,740)
Proceeds from issuance of common stock	973	—	—	—		973

Proceeds from bank overdrafts	595	—	—	—		595

Payment of deferred financing costs	(67)	—	—	—		(67)

Distributions to minority interests	—	—	(159)	—		(159)

Net cash provided by (used in) financing activities	10,963	(20,816)	(536)	—		(10,389)

Effect of exchange rate changes on cash and cash equivalents	(3)	—	—	—		(3)

Net increase (decrease) in cash and cash equivalents	17,243	(2,626)	(304)	—		14,313

Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$17,802	$5,460	$1,754	$—		$25,016

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$3,005	$182,756	$39,327	$—		$225,088

Costs and expenses:

Cost of services	—	149,717	31,556	—		181,273

General and administrative	8,440	—	—	—		8,440

Bad debt expense	—	7,206	1,137	—		8,343

Depreciation and amortization	525	6,121	1,170	—		7,816

Total costs and expenses	8,965	163,044	33,863	—		205,872

Income (loss) from operations	(5,960)	19,712	5,464	—		19,216

Other income and expense:

Intercompany charges	(8,335)	7,917	418	—		—

Interest income	(73)	(167)	(1)	—		(241)

Interest expense	2,121	4,195	1,700	—		8,016

Income before minority interests and income taxes	327	7,767	3,347	—		11,441

Minority interest in consolidated subsidiary companies	—	386	1,021	—		1,407

Income before income taxes	327	7,381	2,326	—		10,034

Income tax expense	170	3,643	100	—		3,913

Equity in earnings of subsidiaries	5,964	1,811	—	(7,775	)(a)	—

Net income	$6,121	$5,549	$2,226	$(7,775)		$6,121

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Quarter Ended March 31, 2001

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income	$6,121	$5,549	$2,226	$(7,775	)(a)	$6,121

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	525	6,121	1,170	—		7,816

Provision for bad debts	—	7,206	1,137	—		8,343

Minority interests	—	386	1,021	—		1,407

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(5,964)	(1,811)	—	7,775	(a)	—

Intercompany	7,492	(10,424)	2,932	—		—

Accounts receivable	(163)	(10,065)	(3,505)	—		(13,733)

Other current assets	(268)	2,353	141	—		2,226

Other assets	8,675	(1,804)	(3,403)	—		3,468

Accounts payable	977	(702)	(12)	—		263

Due to third-party payors	(3,000)	853	272	—		(1,875)

Accrued expenses	(2,164)	10,097	193	—		8,126

Income taxes	(7,849)	10,217	289	—		2,657

Net cash provided by operating activities	4,382	17,976	2,461	—		24,819

Investing activities

Purchases of property and equipment, net	(528)	(4,146)	(651)			(5,325)

Earnout payments	—	(505)	—	—		(505)

Acquisition of businesses, net of cash acquired	(1,375)	—	—			(1,375)

Net cash used in investing activities	(1,903)	(4,651)	(651)	—		(7,205)

Financing activities

Net repayments on credit facility debt	(7,000)	—	—	—		(7,000)

Principal payments on seller and other debt	(1,524)	(4,921)	—	—		(6,445)

Proceeds from issuance of common stock	2	—	—	—		2

Proceeds from (repayment of) bank overdrafts	6,103	(8,448)	(2,346)	—		(4,691)

Distributions to minority interests	—	—	(397)	—		(397)

Net cash used in financing activities	(2,419)	(13,369)	(2,743)	—		(18,531)

Effect of exchange rate changes on cash and cash equivalents	(60)	—	—	—		(60)

Net increase (decrease) in cash and cash equivalents	—	(44)	(933)	—		(977)

Cash and cash equivalents at beginning of period	—	1,015	2,136	—		3,151

Cash and cash equivalents at end of period	$—	$971	$1,203	$—		$2,174

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read this discussion together with our consolidated financial statements and notes thereto contained in our Form 10-K filed with the Securities Exchange Commission on March 5, 2002.

Forward Looking Statements

         This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;

•	shortages in qualified nurses could increase our operating costs significantly;

•	future acquisitions may use significant resources and expose us to unforeseen risks, and

•	the effects of liability and other claims asserted against us.

         For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” in our Form 10-K under Item 1 – Business.

Overview

         We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also the second largest operator of outpatient rehabilitation clinics in the United States. As of March 31, 2002, we operated 64 specialty acute care hospitals in 22 states and 720 outpatient rehabilitation clinics in 31 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

         We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the three months ended March 31, 2002, we had net operating revenues of $271.9 million. Of this total, we earned 56% of our net operating revenues from our specialty hospitals and 44% from our outpatient rehabilitation business.

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

	Three months ended

	March 31,

	2002	2001

Specialty Hospital Data

# of Hospitals — Start of Period	64	54

# of Hospital Start-ups	0	2

# of Hospitals — End of Period	64	56

# of Licensed Beds	2,307	2,068

# of Admissions	5,211	4,191

# of Patient Days	149,869	123,740

Average Length of Stay	30	31

Net Revenue Per Patient Day (a)	$993	$913

Occupancy Rate	72%	68%

% Patient Days – Medicare	77%	76%

Outpatient Rehabilitation Data

# of Clinics Owned — Start of Period	664	636

# of Clinics Acquired	1	0

# of Clinic Start-ups	14	9

# of Clinics Closed/Sold/Consolidated	12	21

# of Clinics Owned — End of Period	667	624

# of Clinics Managed — End of Period	53	51

Total # of Clinics (All) – End of Period	720	675

# of Visits (U.S)	964,416	946,180

Net Revenue Per Visit (U.S.) (b)	$86	$81

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

         Our goal is to open approximately eight to ten new specialty acute care hospitals each year utilizing our “hospital within a hospital” model. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

         Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At December 31, 2001 and March 31, 2002, we had a net amount due to Medicare of $3.4 million and $5.0 million respectively. We recorded this amount as due to third party payors on our balance sheet.

         On March 22, 2002, the Centers for Medicare and Medicaid Services (“CMS”) published a proposed rule to establish a prospective payment system for Medicare payment of inpatient hospital services furnished by long-term care hospitals such as ours. CMS is accepting comments on the proposed rule until May 21, 2002. Current expectations are that the regulations may be final by the CMS deadline of October 2002, with implementation at a later date. We are currently evaluating this proposed rule and preparing our comments that we will file with CMS.

Results of Operations

         The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended
	March 31,

	2002	2001

Net operating revenues	100.0%	100.0%

Cost of services (a)	81.5%	80.6%

General and administrative	3.6%	3.7%

Bad debt expense	3.8%	3.7%

EBITDA (b)	11.1%	12.0%

Depreciation and amortization	2.2%	3.5%

Income from operations	8.9%	8.5%

Interest expense, net	2.5%	3.5%

Income before minority interests, and income taxes	6.4%	5.0%

Minority interests	0.2%	0.6%

Income before income taxes	6.2%	4.4%

Income tax expense	2.5%	1.7%

Net income	3.7%	2.7%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended
	March 31,
			%
	2002	2001	Change

	(dollars in thousands)
Net operating revenues:

Specialty hospitals	$148,828	$113,150	31.5%

Outpatient rehabilitation	119,694	108,673	10.1

Other	3,398	3,265	4.1

Total company	$271,920	$225,088	20.8%

EBITDA: (b)

Specialty hospitals	$15,667	$13,395	17.0%

Outpatient rehabilitation	21,048	19,056	10.5

Other	(6,659)	(5,419)	(22.9)

Total company	$30,056	$27,032	11.2%

Income (loss) from operations:

Specialty hospitals	$12,619	$10,915	15.6%

Outpatient rehabilitation	18,522	15,351	20.7

Other	(7,111)	(7,050)	(0.9)

Total company	$24,030	$19,216	25.1%

EBITDA margins: (b)

Specialty hospitals	10.5%	11.8%	(11.1)%

Outpatient rehabilitation	17.6	17.5	0.3

Other	N/M	N/M	N/M

Total company	11.1%	12.0%	(8.0)%

Total assets:

Specialty hospitals	$298,352	$255,290

Outpatient rehabilitation	327,591	314,962

Other	44,791	11,144

Total company	$670,734	$581,396

Purchases of property and equipment, net:

Specialty hospitals	$6,183	$3,055

Outpatient rehabilitation	2,435	1,742

Other	341	528

Total company	$8,959	$5,325

N/M – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

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

         The following table reconciles EBITDA to net income:

	For the Three Months Ended
	March 31,

	2002	2001

	(in thousands)
EBITDA	$30,056	$27,032

Depreciation and amortization	(6,026)	(7,816)

Interest income	71	241

Interest expense	(6,778)	(8,016)

Minority interest	(603)	(1,407)

Income tax expense	(6,544)	(3,913)

Net income	$10,176	$6,121

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Operating Revenues

         Our net operating revenues increased by 20.8% to $271.9 million for the three months ended March 31, 2002 compared to $225.1 million for the three months ended March 31, 2001.

         Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 31.5% to $148.8 million for the three months ended March 31, 2002 compared to $113.2 million for the three months ended March 31, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 22.1% to $137.5 million for the three months ended March 31, 2002 from $112.6 million for the three months ended March 31, 2001. This resulted from a higher occupancy rate and a higher net revenue per patient day. The remaining increase of $10.7 million resulted from the internal development of new specialty hospitals that commenced operations in 2001.

         Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 10.1% to $119.7 million for the three months ended March 31, 2002 compared to $108.7 million for the three months ended March 31, 2001. The increase was related to an increase in the number of visits, an increase in the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with two acquisitions that occurred in the third and fourth quarters of 2001.

         Other. Our other revenues increased to $3.4 million for the three months ended March 31, 2002 compared to $3.3 million for the three months ended March 31, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

         Our operating expenses increased by 22.1% to $241.9 million for the three months ended March 31, 2002 compared to $198.1 million for the three months ended March 31, 2001. Our operating expenses consist of our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2001, costs associated with the increased patient volumes and the operating expenses associated with the acquisitions that occurred in the third and fourth quarter of 2001. As a percentage of our net operating revenues, our operating expenses were 88.9% for the three months ended March 31, 2002 compared to 88.0% for the three months ended March 31, 2001. Cost of services as a percentage of operating revenues increased to 81.5% for the three months ended March 31, 2002 from 80.6% for the three months ended March 31, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.6% for the three months ended March 31, 2002 from 3.7% for the three months ended March 31, 2001. Our bad debt expense as a percentage of net operating revenues was 3.8% for the three months ended March 31, 2002 compared to 3.7% for the three months ended March 31, 2001.

EBITDA

         Our total EBITDA increased 11.2% to $30.1 million for the three months ended March 31, 2002 compared to $27.0 million for the three months ended March 31, 2001. Our EBITDA margins declined to 11.1% for the three months ended March 31, 2002 compared to 12.0% for the three months ended March 31, 2001. The decline in EBITDA margins is due to the losses incurred at our start-up hospitals. Excluding the hospitals opened in 2001 and our pre-opening hospitals, our EBITDA margins would be 12.5% for the three months ended March 31, 2002 compared to 12.3% for the three months ended March 31, 2001. For cash flow information, see “-Capital Resources and Liquidity.”

         Specialty Acute Care Hospitals. EBITDA increased by 17.0% to $15.7 million for the three months ended March 31, 2002 compared to $13.4 million for the three months ended March 31, 2001. Our EBITDA margins declined to 10.5% for the three months ended March 31, 2002 from 11.8% for the three months ended March 31, 2001. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $18.1 million, an increase of 28.8% over the EBITDA of these hospitals in the same period last year. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our EBITDA margin in these same store hospitals increased to 13.2% from 12.5%.

         Outpatient Rehabilitation. EBITDA increased by 10.5% to $21.0 million for the three months ended March 31, 2002 compared to $19.1 million for the three months ended March 31, 2001. Our EBITDA margins increased to 17.6% for the three months ended March 31, 2002 from 17.5% for the three months ended March 31, 2001.

         Other. The EBITDA loss increased to $6.7 million for the three months ended March 31, 2002 compared to a loss of $5.4 million for the three months ended March 31, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development.

Income from Operations

         Income from operations increased 25.1% to $24.0 million for the three months ended March 31, 2002 compared to $19.2 million for the three months ended March 31, 2001. The increase in income from operations resulted from the EBITDA increases described above, and a reduction in amortization expense of $2.3 million resulting from the adoption of FAS 142, and was offset by an increase in depreciation expense. The increase in depreciation expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

         Interest expense decreased by $1.2 million to $6.8 million for the three months ended March 31, 2002 from $8.0 million for the three months ended March 31, 2001. The decline in interest expense is due to the lower debt levels outstanding in 2002 compared to 2001 and a lower effective interest rate in 2002. The lower debt levels resulted from the scheduled term amortization payments under our credit facility and the repayment of all borrowings under the revolving portion of the credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

         Minority interests in consolidated earnings decreased by 57.1% to $0.6 million for the three months ended March 31, 2002 compared to $1.4 million for the three months ended March 31, 2001. This decrease resulted from a smaller percentage of ownership held by minority interests. The terms of our agreements with some of our minority owners allowed them to sell their minority interests back to us upon the completion of our initial public offering which occurred on April 10, 2001. We completed the purchase of these minority interests between May 2001 and October 2001.

Income Taxes

         We recorded income tax expense of $6.5 million for the three months ended March 31, 2002. The expense represented an effective tax rate of 39.1% and approximates the federal and state statutory tax rates. We recorded income tax expense of $3.9 million for the three months ended March 31, 2001. This expense represented an effective tax rate of 39.0%.

Capital Resources and Liquidity

         For the three months ended March 31, 2002 operating activities provided $34.2 million of cash flow compared to $24.8 million for the three months ended March 31, 2001. The increase in cash flow is attributable to improved operating income, continued management of payables and our income tax payments and lower accounts receivable days outstanding. Our accounts receivable days outstanding were 74 days at March 31, 2002 compared to 77 days at December 31, 2001 and 81 days at March 31, 2001.

         Investing activities used $9.4 and $7.2 million of cash flow for the three months ended March 31, 2002 and 2001, respectively. This usage resulted from purchases of property and equipment of $9.0 and $5.3 million in 2002 and 2001, respectively that relate principally to new hospital development. Additionally, we incurred earnout related payments of $0.5 million in both 2002 and 2001 and acquisition payments of $1.4 million in 2001.

         Financing activities used $10.4 and $18.5 million of cash for the three months ended March 31, 2002 and 2001, respectively. This was due principally to the repayment of credit facility, seller and other debt which when aggregated amount to $11.7 and $13.4 million in 2002 and 2001, respectively. In 2001, we also used $4.7 million to repay bank overdrafts.

Capital Resources

         Net working capital remained approximately the same at $125.8 million as of March 31, 2002 compared to $126.7 million at December 31, 2001.

         We have a credit agreement with a group of banks. Our credit facility consists of a term facility of $87.8 million and a revolving credit facility of $152.4 million. As of March 31, 2002 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $148.0 million under our revolving facility subject to certain limitations. We have $4.4 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

         Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of March 31, 2002, our weighted average interest rate under our credit agreement was approximately 7.6%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

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

         On June 11, 2001, we issued and sold $175.0 million aggregate principal amount of 9 1 /2% senior subordinated notes due June 15, 2009. The notes were issued under an indenture dated as of June 11, 2001 between us and State Street Bank and Trust Company, N.A., as Trustee. Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year. The notes are unsecured senior subordinated obligations of Select Medical, are subordinated in right of payment to all existing and future senior indebtedness of Select Medical, and are senior in right of payment to all future subordinated indebtedness of Select Medical. The notes are guaranteed on a senior subordinated basis by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after June 15, 2005, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after June 15, 2008, plus accrued and unpaid interest.

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

         We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. Our goal is to open eight to ten additional hospitals before the end of 2002. A new specialty hospital has historically required approximately $3.4 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $148 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed this capacity, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncement

         In October 2001, the Financial Accounting Standards Board approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. SFAS 144 requires that long-lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. We adopted SFAS 144 on January 1, 2002 with no material effect on net income.

         In June 2001, the Financial Accounting Standards Board issued No. 142 “Goodwill and Other Intangible Assets” which we adopted on January 1, 2002. This accounting standard eliminates the periodic amortization of goodwill, and instead requires an annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. There was no asset impairment recognized by Select upon the adoption of this accounting standard. If the new standard had been in effect in 2001, pre-tax amortization expense in the first quarter of 2001 would have been approximately $2.3 million less. This would have increased fully diluted earnings per share by approximately $0.04.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million for the three months ended March 31, 2002. As required by our credit agreement, on March 30, 2001, we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001. In January 2002 we amended the swap to mature in March 2003. The fixed rate portion of all of our outstanding U.S. term loans was 91% as of March 31, 2002.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants, NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered in to a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of April 30, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

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

         None.

ITEM 5.    OTHER INFORMATION

         None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a.     Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 31 hereof.

         b.     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION

By:	/s/ Martin F. Jackson

Martin F. Jackson Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger

Scott A. Romberger Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: May 15, 2002

EXHIBIT INDEX

Exhibit	Description

10.1	Consulting Agreement between LeRoy S. Zimmerman and Select Medical Corporation dated as of January 1, 2002

10.2	Second Amendment to Cost Sharing Agreement dated as of February 12, 2002 by and among Select Medical Corporation, Select Transport Inc. and Select Air II Corporation.

10.3	Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan