Form 10-Q
period 2002-06-30
SELECT MEDICAL CORP
filed 2002-08-09
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From __________ to __________.

Commission File Number: 000-32499

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2872718 (I.R.S. employer identification number)

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

YES    ☑      NO    ☐

         As of July 31, 2002, the number of outstanding shares of the Registrant’s Common Stock was 46,649,937.

PART I   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2002	2001

Assets	(unaudited)
Current Assets:

Cash and cash equivalents	$28,834	$10,703

Accounts receivable, net of allowance for doubtful accounts of $76,866 and $79,889 in 2002 and 2001, respectively	235,541	218,393

Current deferred tax asset	28,942	28,945

Other current assets	18,507	18,444

Total Current Assets	311,824	276,485

Property and equipment, net	98,599	92,005

Goodwill	203,771	199,850

Trademark	37,875	37,875

Other intangibles	9,245	9,532

Non-current deferred tax asset	5,103	6,674

Other assets	27,016	28,424

Total Assets	$693,433	$650,845

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$9,707	$6,083

Current portion of long-term debt and notes payable	28,636	26,774

Accounts payable	31,199	33,520

Accrued payroll	27,507	27,160

Accrued vacation	14,910	12,820

Accrued restructuring	1,142	1,819

Accrued other	29,357	23,568

Income taxes payable	7,649	1,735

Due to third party payors	28,698	16,257

Total Current Liabilities	178,805	149,736

Long-term debt, net of current portion	244,239	261,649

Total Liabilities	423,044	411,385

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	5,361	5,176

Stockholders’ Equity:

Common stock — $.01 par value: Authorized shares - 200,000,000 in 2002 and 2001 Issued shares - 47,109,000 in 2002 and 46,488,000 in 2001	471	465

Capital in excess of par	237,580	231,349

Retained earnings	28,701	5,924

Treasury stock, at cost - 461,000 shares	(1,560)	(1,560)

Accumulated other comprehensive loss	(164)	(1,894)

Total Stockholders’ Equity	265,028	234,284

Total Liabilities and Stockholders’ Equity	$693,433	$650,845

See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Net operating revenues	$280,272	$234,199	$552,192	$459,287

Costs and expenses:

Cost of services	228,183	188,688	449,918	369,961

General and administrative	9,326	8,554	19,012	16,994

Bad debt expense	8,577	8,305	19,020	16,648

Depreciation and amortization	6,180	7,863	12,206	15,679

Total costs and expenses	252,266	213,410	500,156	419,282

Income from operations	28,006	20,789	52,036	40,005

Other income and expense:

Interest income	(136)	(39)	(207)	(280)

Interest expense	6,815	7,506	13,593	15,522

Income before minority interests, income taxes and extraordinary item	21,327	13,322	38,650	24,763

Minority interest in consolidated subsidiary companies	570	865	1,173	2,272

Income before income taxes and extraordinary item	20,757	12,457	37,477	22,491

Income tax expense	8,156	4,859	14,700	8,772

Income before extraordinary item	12,601	7,598	22,777	13,719

Extraordinary item (net of tax benefit of $5,547)	—	8,676	—	8,676

Net income (loss)	$12,601	$(1,078)	$22,777	$5,043

Less: Preferred dividends	—	(207)	—	(2,513)

Net income (loss) available to common stockholders	$12,601	$(1,285)	$22,777	$2,530

Net income (loss) per common share:

Basic:

Income before extraordinary item	$0.27	$0.17	$0.49	$0.32

Extraordinary item	—	(0.20)	—	(0.25)

Net income (loss) per common share	$0.27	$(0.03)	$0.49	$0.07

Diluted:

Income before extraordinary item	$0.25	$0.16	$0.46	$0.29

Extraordinary item	—	(0.19)	—	(0.20)

Net income (loss) per common share	$0.25	$(0.03)	$0.46	$0.09

Weighted average shares outstanding:

Basic	46,442	43,259	46,262	34,417

Diluted	49,469	47,205	49,054	41,788

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)
(unaudited)

		Common Stock	Capital in	Retained	Treasury	Accumulated Other	Comprehensive
	Common Stock	Par Value	Excess of Par	Earnings	Stock	Comprehensive Loss	Income

Balance at December 31, 2001	46,488	$465	$231,349	$5,924	$(1,560)	$(1,894)

Net income				22,777			$22,777

Other comprehensive income						1,730	1,730

Total comprehensive income							$24,507

Issuance of common stock	621	6	3,887

Valuation of non-employee options			152

Tax benefit of stock option exercises			2,192

Balance at June 30, 2002	47,109	$471	$237,580	$28,701	$(1,560)	$(164)

See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,

	2002	2001

Operating activities

Net income	$22,777	$5,043

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,206	15,679

Provision for bad debts	19,020	16,648

Minority interests	1,173	2,272

Extraordinary item	—	8,676

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Accounts receivable	(35,895)	(25,997)

Other current assets	(1,240)	872

Other assets	1,556	5,639

Accounts payable	(2,379)	2,137

Due to third-party payors	14,626	3,714

Accrued expenses	6,882	11,518

Income taxes	11,749	5,695

Net cash provided by operating activities	50,475	51,896

Investing activities

Purchases of property and equipment, net	(17,948)	(10,810)

Proceeds from disposal of assets	—	808

Earnout payments	(536)	(4,763)

Acquisition of businesses, net of cash acquired	(3,303)	(11,723)

Net cash used in investing activities	(21,787)	(26,488)

Financing activities

Issuance of 9.5% Senior Subordinated Notes	—	175,000

Net repayments on credit facility debt	(12,981)	(96,000)

Repayment of 10% Senior Subordinated Notes	—	(90,000)

Payment of deferred financing fees	(67)	(4,681)

Principal payments on seller and other debt	(3,947)	(10,561)

Proceeds from initial public offering, net of fees	—	89,169

Redemption of Class A Preferred Stock	—	(52,838)

Payment of Class A and Class B Preferred Stock Dividends	—	(19,248)

Proceeds from issuance of common stock	3,893	10

Proceeds from (repayment of) bank overdrafts	3,624	(3,449)

Distributions to minority interests	(1,151)	(1,846)

Net cash used in financing activities	(10,629)	(14,444)

Effect of exchange rate changes on cash and cash equivalents	72	(20)

Net increase in cash and cash equivalents	18,131	10,944

Cash and cash equivalents at beginning of period	10,703	3,151

Cash and cash equivalents at end of period	$28,834	$14,095

Supplemental Cash Flow Information

Cash paid for interest	$11,794	$15,423

Cash paid for income taxes	$3,358	$2,328

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

         The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

2.   Accounting Policies

Reclassifications

         Certain amounts on the December 31, 2001 consolidated balance sheet have been reclassified to conform to the classifications used on the June 30, 2002 consolidated balance sheet.

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

Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its results of operations from adopting this Statement.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. The Company reported extraordinary items in 1999, 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect the

Company are effective for fiscal periods beginning after May 15, 2002 although, early adoption of SFAS 145 is permitted. The Company believes that the adoption of SFAS 145 will require the reclassification of its extraordinary items recorded in 1999, 2000 and 2001 to the other income and expense category of its consolidated statement of operations.

         In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes the accounting provisions of APB 30 that address the disposal of a segment of a business and requires that such long-lived assets be reported at fair value less cost to sell. SFAS No. 144 requires that long-lived assets to be abandoned, exchanged for similar productive assets or distributed to owners in a spin-off be considered held for use until they are abandoned, exchanged or distributed. It also eliminates the exception to consolidation for a subsidiary while control is expected to be temporary. The Company adopted SFAS No. 144 on January 1, 2002 with no material effect on net income.

3.  Stock Option Plans

         On April 11, 2002, the Company’s Board of Directors adopted the Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, which was approved by the stockholders on May 13, 2002. The amended plan provides for the grant of non-qualified stock options to key employees to purchase an additional 3,000,000 shares of common stock. A substantial portion of these options are Performance Accelerated Vesting Options. The Performance Accelerated Vesting Options will vest and become exercisable on the seventh anniversary of the grant of such options, but the vesting schedule for these options will be accelerated if the Company meets or exceeds its performance-based targets of earnings per share (EPS) and return on equity (ROE). The EPS target for 2002 is $0.84 and for each subsequent year, the EPS target will be calculated by increasing the immediately preceding year’s EPS target by fifteen percent. The ROE target for 2002 is 13.5%, and for each subsequent year the ROE target shall be determined by increasing the target percentage for the immediately preceding year by .5%. Twenty percent (20%) of a grant of Performance Accelerated Vesting Options shall vest and become exercisable after the completion of each fiscal year in which the Company meets or exceeds both its earnings per share and return on equity targets. No accelerated vesting shall occur in years in which the Company fails to meet either of its targets. In addition, if the Company meets both of these targets in 2002, 2003 and 2004, and the Company’s earnings per share for fiscal year 2004 is greater than or equal to $1.21, then all Performance Accelerated Vesting Options will become fully vested and immediately exercisable.

         On February 12, 2002, the Company’s Board of Directors adopted the 2002 Non-Employee Directors’ Plan, which was amended on April 11, 2002, and approved by the stockholders on May 13, 2002. Under the terms of the Non-Employee Directors’ Plan, directors who are not employees of the Company may be granted non-qualified stock options to purchase up to 250,000 shares of the Company’s common stock (such number being subject to adjustment under the terms of the plan), at a price of not less than 100% of the market price on the date the option is granted. Options expire no later than ten years after the date of grant. On February 12, 2002, the Company granted 28,000 options at $14.04 per share.

         During the six months ended June 30, 2002, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 4,284,080 shares of Common Stock at exercise prices ranging from $12.66 to $15.25 per share. Of this amount, 2,294,200 were issued as Performance Accelerated Vesting Options.

4.  Segment Information

         The Company’s segments consist of (i) inpatient hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as earnings before interest, minority interest, income taxes, depreciation and amortization and extraordinary item. All segment revenues are from external customers.

         The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended June 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$152,073,000	$124,639,000	$3,560,000	$280,272,000

EBITDA	17,281,000	23,075,000	(6,170,000)	34,186,000

Total assets	315,115,000	330,800,000	47,518,000	693,433,000

Capital expenditures	6,257,000	2,492,000	240,000	8,989,000

	Three Months Ended June 30, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$119,035,000	$111,958,000	$3,206,000	$234,199,000

EBITDA	13,583,000	20,631,000	(5,562,000)	28,652,000

Total assets	262,027,000	311,375,000	39,106,000	612,508,000

Capital expenditures	3,254,000	2,024,000	207,000	5,485,000

	Six Months Ended June 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$300,901,000	$244,333,000	$6,958,000	$552,192,000

EBITDA	32,948,000	44,123,000	(12,829,000)	64,242,000

Total assets	315,115,000	330,800,000	47,518,000	693,433,000

Capital expenditures	12,440,000	4,927,000	581,000	17,948,000

	Six Months Ended June 30, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$232,185,000	$220,631,000	$6,471,000	$459,287,000

EBITDA	26,978,000	39,686,000	(10,980,000)	55,684,000

Total assets	262,027,000	311,375,000	39,106,000	612,508,000

Capital expenditures	6,309,000	3,766,000	735,000	10,810,000

A reconciliation of EBITDA to net income (loss) is as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

EBITDA	$34,186,000	$28,652,000	$64,242,000	$55,684,000

Depreciation and amortization	(6,180,000)	(7,863,000)	(12,206,000)	(15,679,000)

Interest income	136,000	39,000	207,000	280,000

Interest expense	(6,815,000)	(7,506,000)	(13,593,000)	(15,522,000)

Minority interest	(570,000)	(865,000)	(1,173,000)	(2,272,000)

Income tax expense	(8,156,000)	(4,859,000)	(14,700,000)	(8,772,000)

Extraordinary item	—	(8,676,000)	—	(8,676,000)

Net income (loss)	$12,601,000	$(1,078,000)	$22,777,000	$5,043,000

5.   Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease Termination
	Costs	Severance	Total

December 31, 2001	$1,687,000	$132,000	$1,819,000

Amounts paid in 2002	(632,000)	(45,000)	(677,000)

June 30, 2002	$1,055,000	$87,000	$1,142,000

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

         Amortization expense for intangible assets for the six months ended June 30, 2002 was $390,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2002 will be approximately $553,000.

Intangible assets consist of the following:

	As of June 30, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets

Management services agreements	$11,404,000	$(2,159,000)

Unamortized intangible assets

Goodwill	$203,771,000

Trademarks	37,875,000

Total	$241,646,000

         The following table reflects unaudited pro forma results of operations, net of related tax effect, of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Reported net income (loss)	$12,601,000	$(1,078,000)	$22,777,000	$5,043,000

Add back: Goodwill amortization	—	1,237,000	—	2,469,000

Add back: Trademark amortization	—	152,000	—	304,000

Adjusted net income	$12,601,000	$311,000	$22,777,000	$7,816,000

Basic earnings per share:

Reported net income (loss)	$0.27	$(0.03)	$0.49	$0.07

Goodwill amortization	—	0.03	—	0.07

Trademark amortization	—	—	—	0.01

Adjusted net income	$0.27	$—	$0.49	$0.15

Diluted earnings per share:

Reported net income (loss)	$0.25	$(0.03)	$0.46	$0.09

Goodwill amortization	—	0.03	—	0.06

Trademark amortization	—	—	—	0.01

Adjusted net income	$0.25	$—	$0.46	$0.16

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2002, are as follows:

		Outpatient
	Specialty Hospitals	Rehabilitation	All Other	Total

Balance as of January 1, 2002	$84,391,000	$114,875,000	$584,000	$199,850,000

Goodwill acquired during year	—	4,466,000	—	4,466,000

Income tax benefits recognized	—	(1,939,000)	—	(1,939,000)

Earn-out payments	—	536,000	—	536,000

Translation adjustment	—	867,000	—	867,000

Other	—	(9,000)	—	(9,000)

Balance as of June 30, 2002	$84,391,000	$118,796,000	$584,000	$203,771,000

7.   Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:

Net income before extraordinary item	$12,601,000	$7,598,000	$22,777,000	$13,719,000

Extraordinary item, net of $5,547,000 tax benefit	—	(8,676,000)	—	(8,676,000)

Net income (loss)	12,601,000	(1,078,000)	22,777,000	5,043,000

Less: Class A and Class B Preferred stock dividends	—	207,000	—	2,513,000

Numerator for basic earnings per share – income (loss) available to common stockholders	12,601,000	(1,285,000)	22,777,000	2,530,000

Effect of dilutive securities:

Class B Preferred stock dividends	—	61,000	—	1,067,000

Numerator for diluted earnings per share – income (loss) available to common stockholders after assumed conversions	$12,601,000	$(1,224,000)	$22,777,000	$3,597,000

Denominator:

Denominator for basic earnings per share –weighted average shares	46,442,000	43,259,000	46,262,000	34,417,000

Effect of dilutive securities:

a) Stock options	1,884,000	1,887,000	1,706,000	1,387,000

b) Warrants	1,143,000	1,046,000	1,086,000	892,000

c) Convertible preferred stock	—	1,013,000	—	5,092,000

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	49,469,000	47,205,000	49,054,000	41,788,000

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Basic income (loss) per common share:

Income before extraordinary item	$0.27	$0.17	$0.49	$0.32

Extraordinary item	—	(0.20)	—	(0.25)

Income (loss) per common share	$0.27	$(0.03)	$0.49	$0.07

Diluted income (loss) per common share:

Income before extraordinary item	$0.25	$0.16	$0.46	$0.29

Extraordinary item	—	(0.19)	—	(0.20)

Diluted income (loss) per common share	$0.25	$(0.03)	$0.46	$0.09

8.  Supplemental Disclosures of Cash Flow Information

         Non-cash investing and financing activities are comprised of the following for the six months ended June 30, 2002 and 2001:

	2002	2001

Conversion of preferred stock into common stock	$—	$60,000,000

Preferred stock dividends	$—	$—

Minority interest repurchase	$—	$4,973,000

Notes issued with acquisitions	$1,380,000	$—

Tax benefit of stock option exercises	$2,192,000	$—

9.  Commitments and Contingencies

Litigation

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that the Company acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before the Company’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of July 31, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and the Company and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious and intends to vigorously defend against this action. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

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

Other

         In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other issuers. Currently, the Company has approximately 19 unsettled cases in 9 states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending on the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth, subrogation and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guarantee funds are subject to interpretation and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

10.  Financial Information for Subsidiary Guarantors and Non-Guarantor  Subsidiaries

         The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2002 and for the six months ended June 30, 2002 and 2001.

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

Rehab Advantage Therapy Services, LLC.

Select Houston Partners, L.P.

Select Management Services, LLC.

Select Specialty Hospital – Biloxi, Inc.

Select Specialty Hospital – Central Pennsylvania, L.P.

TJ Corporation I, LLC.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2002

	Select Medical Corporation		Non-Guarantor
	(Parent Company Only)	Subsidiary Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets

Current Assets:

Cash and cash equivalents	$20,724	$6,418	$1,692	$—		$28,834

Accounts receivable, net	(367)	200,348	35,560	—		235,541

Current deferred tax asset	1,881	27,054	7	—		28,942

Other current assets	2,425	13,328	2,754	—		18,507

Total Current Assets	24,663	247,148	40,013	—		$311,824

Property and equipment, net	6,584	71,500	20,515	—		98,599

Investment in affiliates	330,454	68,013	—	(398,467	)(a)	—

Goodwill	5,854	160,410	37,507	—		203,771

Trademark	—	37,875	—	—		37,875

Other intangibles	—	961	8,284	—		9,245

Non-current deferred tax asset	(31)	5,134	—	—		5,103

Other assets	11,344	15,105	567	—		27,016

Total Assets	$378,868	$606,146	$106,886	$(398,467)		$693,433

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$9,707	$—	$—	$—		$9,707

Current portion of long-term debt and notes payable	570	28,048	18	—		28,636

Accounts payable	1,220	25,668	4,311	—		31,199

Intercompany accounts	18,549	(23,853)	5,304	—		—

Accrued payroll	658	26,822	27	—		27,507

Accrued vacation	2,968	10,475	1467	—		14,910

Accrued restructuring	—	1,142	—	—		1,142

Accrued other	12,590	16,709	58	—		29,357

Income taxes	9,755	981	(3,087)	—		7,649

Due to third party payors	(29,688)	59,393	(1,007)	—		28,698

Total Current Liabilities	26,329	145,385	7,091	—		178,805

Long-term debt, net of current portion	87,511	110,517	46,211	—		244,239

Total Liabilities	113,840	255,902	53,302	—		423,044

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	1,129	4,232	—		5,361

Stockholders’ Equity:

Common stock	471	—	—	—		471

Capital in excess of par	237,580	—	—	—		237,580

Retained earnings	28,701	44,208	14,248	(58,456	)(b)	28,701

Subsidiary investment	—	304,907	35,104	(340,011	)(a)	—

Treasury stock, at cost	(1,560)	—	—	—		(1,560)

Accumulated other comprehensive loss	(164)	—	—	—		(164)

Total Stockholders’ Equity	265,028	349,115	49,352	(398,467)		265,028

Total Liabilities and Stockholders’ Equity	$378,868	$606,146	$106,886	$(398,467)		$693,433

(a)	Elimination of investments in subsidiaries

(b)	Elimination of investments in subsidiaries’ earnings

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2002

	Select Medical Corporation		Non-Guarantor
	(Parent Company Only)	Subsidiary Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$6,502	$447,326	$98,364	$—		$552,192

Costs and expenses:

Cost of services	—	369,233	80,685	—		449,918

General and administrative	19,012	—	—	—		19,012

Bad debt expense	—	15,820	3,200	—		19,020

Depreciation and amortization	827	8,833	2,546	—		12,206

Total costs and expenses	19,839	393,886	86,431	—		500,156

Income (loss) from operations	(13,337)	53,440	11,933	—		52,036

Other income and expense:

Intercompany interest and royalty fees	10,567	(10,863)	296	—		—

Intercompany management fees	(24,735)	23,373	1,362	—		—

Interest income	(167)	(40)	—	—		(207)

Interest expense	3,684	7,666	2,243	—		13,593

Income (loss) before minority interests and income taxes	(2,686)	33,304	8,032	—		38,650

Minority interest in consolidated subsidiary companies	—	6	1,167	—		1,173

Income (loss) before income taxes	(2,686)	33,298	6,865	—		37,477

Income tax expense (benefit)	(1,308)	14,727	1,281	—		14,700

Equity in earnings of subsidiaries	24,155	4,032	—	(28,187	)(a)	—

Net income	$22,777	$22,603	$5,584	$(28,187)		$22,777

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2002

	Select Medical Corporation	Subsidiary	Non-Guarantor
	(Parent Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income (loss)	$22,777	$22,603	$5,584	$(28,187	)(a)	$22,777

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	827	8,833	2,546	—		12,206

Provision for bad debts	—	15,820	3,200	—		19,020

Minority interests	—	6	1,167	—		1,173

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(24,155)	(4,032)	—	28,187	(a)	—

Intercompany	(16,920)	20,475	(3,555)	—		—

Accounts receivable	(124)	(30,108)	(5,663)	—		(35,895)

Other current assets	(461)	(739)	(40)	—		(1,240)

Other assets	1,150	(862)	1,268	—		1,556

Accounts payable	(1,870)	(250)	(259)	—		(2,379)

Due to third-party payors	(237)	12,842	2,021	—		14,626

Accrued expenses	670	7,489	(1,277)	—		6,882

Income taxes	9,443	5,393	(3,087)	—		11,749

Net cash provided by (used in) operating activities	(8,900)	57,470	1,905	—		50,475

Investing activities

Purchases of property and equipment, net	(561)	(14,870)	(2,517)	—		(17,948)

Earnout payments	—	(536)	—	—		(536)

Acquisition of businesses, net of cash acquired	—	(3,303)	—	—		(3,303)

Net cash used in investing activities	(561)	(18,709)	(2,517)	—		(21,787)

Financing activities

Intercompany debt reallocation	34,114	(36,852)	2,738	—		—

Net repayments on credit facility debt	(11,640)	—	(1,341)	—		(12,981)

Principal payments on seller and other debt	(370)	(3,577)	—	—		(3,947)

Proceeds from issuance of common stock	3,893	—	—	—		3,893

Proceeds from bank overdrafts	3,624	—	—	—		3,624

Payment of deferred financing costs	(67)	—	—	—		(67)

Distributions to minority interests	—	—	(1,151)	—		(1,151)

Net cash provided by (used in) financing activities	29,554	(40,429)	246	—		(10,629)

Effect of exchange rate changes on cash and cash equivalents	72	—	—	—		72

Net increase (decrease) in cash and cash equivalents	20,165	(1,668)	(366)	—		18,131

Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$20,724	$6,418	$1,692	$—		$28,834

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2001

	Select Medical Corporation		Non-Guarantor
	(Parent Company Only)	Subsidiary Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$6,023	$372,521	$80,743	$—		$459,287

Costs and expenses:

Cost of services	—	305,097	64,864	—		369,961

General and administrative	16,994	—	—	—		16,994

Bad debt expense	—	14,427	2,221	—		16,648

Depreciation and amortization	919	12,356	2,404	—		15,679

Total costs and expenses	17,913	331,880	69,489	—		419,282

Income (loss) from operations	(11,890)	40,641	11,254	—		40,005

Other income and expense:

Intercompany charges	(21,688)	18,359	3,329	—		—

Interest income	(102)	(177)	(1)	—		(280)

Interest expense	3,575	9,279	2,668	—		15,522

Income before minority interests and income taxes	6,325	13,180	5,258	—		24,763

Minority interest in consolidated subsidiary companies	—	578	1,694	—		2,272

Income before income taxes	6,325	12,602	3,564	—		22,491

Income tax expense	2,594	5,903	275	—		8,772

Equity in earnings of subsidiaries	9,988	1,878	—	(11,866	)(a)	—

Income (loss) before extraordinary item	$13,719	$8,577	$3,289	$(11,866)		$13,719

Extraordinary item	8,676	—	—	—		8,676

Net income (loss)	$5,043	$8,577	$3,289	$(11,866)		$5,043

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2001

	Select Medical
	Corporation (Parent
	Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income (loss)	$5,043	$8,577	$3,289	$(11,866	)(a)	$5,043

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	919	12,356	2,404	—		15,679

Provision for bad debts	—	14,427	2,221	—		16,648

Minority interests	—	578	1,694	—		2,272

Extraordinary item	8,676	—	—	—		8,676

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity (loss) in earnings of subsidiaries	(9,988)	(1,878)	—	11,866	(a)	—

Intercompany	31,263	(34,877)	3,614	—		—

Accounts receivable	29	(18,602)	(7,424)	—		(25,997)

Other current assets	92	1,188	(408)	—		872

Other assets	47	6,230	(638)	—		5,639

Accounts payable	1,572	(429)	994	—		2,137

Due to third-party payors	(6,000)	11,080	(1,366)	—		3,714

Accrued expenses	344	9,577	1,597	—		11,518

Income taxes	(8,343)	14,982	(944)	—		5,695

Net cash provided by operating activities	23,654	23,209	5,033	—		51,896

Investing activities

Purchases of property and equipment, net	(735)	(8,851)	(1,224)	—		(10,810)

Proceeds from disposal of assets	—	808	—	—		808

Earnout payments	—	(4,763)	—	—		(4,763)

Acquisition of businesses, net of cash acquired	(11,723)	—	—	—		(11,723)

Net cash used in investing activities	(12,458)	(12,806)	(1,224)	—		(26,488)

Financing activities

Issuance of 9.5% Senior Subordinated Notes	175,000	—	—	—		175,000

Net repayments on credit facility debt	(96,000)	—	—	—		(96,000)

Repayment of 10% Senior Subordinated Notes	(90,000)	—	—	—		(90,000)

Payment of deferred financing fees	(4,681)	—	—	—		(4,681)

Principal payments on seller and other debt	(10,561)	—	—	—		(10,561)

Proceeds from initial public offering, net of fees	89,169	—	—	—		89,169

Redemption of Class A Preferred Stock	(52,838)	—	—	—		(52,838)

Payment of Class A and Class B Preferred Stock Dividends	(19,248)	—	—	—		(19,248)

Proceeds from issuance of common stock	10	—	—	—		10

Proceeds from (repayment of) bank overdrafts	9,258	(9,939)	(2,768)	—		(3,449)

Distributions to minority interests	—	(680)	(1,166)	—		(1,846)

Net cash provided by (used in) financing activities	109	(10,619)	(3,934)	—		(14,444)

Effect of exchange rate changes on cash and cash equivalents	(20)	—	—	—		(20)

Net increase (decrease) in cash and cash equivalents	11,285	(216)	(125)	—		10,944

Cash and cash equivalents at beginning of period	—	1,015	2,136			3,151

Cash and cash equivalents at end of period	$11,285	$799	$2,011	$—		$14,095

(a)	Elimination of equity in earnings of subsidiary

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

Overview

         We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also the second largest operator of outpatient rehabilitation clinics in the United States. As of June 30, 2002, we operated 66 specialty acute care hospitals in 22 states and 740 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

         We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the three months ended June 30, 2002, we had net operating revenues of $280.3 million. Of this total, we earned approximately 55% of our net operating revenues from our specialty hospitals and approximately 45% from our outpatient rehabilitation business.

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

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Specialty Hospital Data

# of Hospitals — Start of Period	64	56	64	54

# of Hospital Start-ups	2	2	2	4

# of Hospitals — End of Period	66	58	66	58

# of Licensed Beds	2,383	2,117	2,383	2,117

# of Admissions	5,019	4,224	10,230	8,415

# of Patient Days	153,942	125,587	303,811	249,327

Average Length of Stay	31	29	30	30

Net Revenue Per Patient Day (a)	$987	$947	$990	$930

Occupancy Rate	73%	66%	72%	67%

% Patient Days – Medicare	76%	75%	77%	76%

Outpatient Rehabilitation Data

# of Clinics Owned — Start of Period	667	624	664	636

# of Clinics Acquired	6	2	7	2

# of Clinic Start-ups	18	4	32	13

# of Clinics Closed/Sold/Consolidated	(5)	(7)	(17)	(28)

# of Clinics Owned — End of Period	686	623	686	623
# of Clinics Managed — End of Period	54	48	54	48

Total # of Clinics (All) – End of Period	740	671	740	671

# of Visits (U.S.)	995,050	966,088	1,959,466	1,912,268

Net Revenue Per Visit (U.S.) (b)	$86	$81	$86	$81

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

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

         Our specialty hospitals are paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At June 30, 2002 and December 31, 2001, we had a net amount due to Medicare of $11.3 million and $3.4 million respectively. We recorded this amount as due to third party payors on our balance sheet.

         On March 22, 2002, the Centers for Medicare and Medicaid Services (“CMS”) published a proposed rule to establish a prospective payment system for Medicare payment of inpatient hospital services furnished by long-term acute care hospitals such as ours. CMS accepted comments on the proposed rule through May 21, 2002. Current expectations are that the regulations may be final by the CMS deadline of October 2002, with implementation at a later date.

Results of Operations

         The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Operating revenues	100.0%	100.0%	100.0%	100.0%

Cost of services (a)	81.4%	80.6%	81.6%	80.6%

General and administrative	3.3%	3.7%	3.4%	3.7%

Bad debt expense	3.1%	3.5%	3.4%	3.6%

EBITDA (b)	12.2%	12.2%	11.6%	12.1%

Depreciation and amortization	2.2%	3.3%	2.2%	3.4%

Income from operations	10.0%	8.9%	9.4%	8.7%

Interest expense, net	2.4%	3.2%	2.4%	3.3%

Income before minority interests, and income taxes	7.6%	5.7%	7.0%	5.4%

Minority interests	0.2%	0.4%	0.2%	0.5%

Income before income taxes	7.4%	5.3%	6.8%	4.9%

Income tax expense	2.9%	2.1%	2.7%	1.9%

Net income before extraordinary item	4.5%	3.2%	4.1%	3.0%

Extraordinary item	—%	3.7%	—%	1.9%

Net income (loss)	4.5%	(0.5)%	4.1%	1.1%

         The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Six months Ended
	June 30,		%	June 30,		%
	2002	2001	Change	2002	2001	Change

	(dollars in thousands)
Net operating revenues:

Specialty hospitals	$152,073	$119,035	27.8%	$300,901	$232,185	29.6%

Outpatient rehabilitation	124,639	111,958	11.3	244,333	220,631	10.7

Other	3,560	3,206	11.0	6,958	6,471	7.5

Total company	$280,272	$234,199	19.7%	$552,192	$459,287	20.2%

EBITDA: (b) Specialty hospitals	$17,281	$13,583	27.2%	$32,948	$26,978	22.1%

Outpatient rehabilitation	23,075	20,631	11.8	44,123	39,686	11.2

Other	(6,170)	(5,562)	(10.9)	(12,829)	(10,980)	(16.8)

Total company	$34,186	$28,652	19.3%	$64,242	$55,684	15.4%

Income (loss) from operations:

Specialty hospitals	$14,134	$10,926	29.4%	$26,753	$21,841	22.5%

Outpatient rehabilitation	20,488	16,924	21.1	39,010	32,275	20.9

Other	(6,616)	(7,061)	6.3	(13,727)	(14,111)	2.7

Total company	$28,006	$20,789	34.7%	$52,036	$40,005	30.1%

EBITDA margins: (b) Specialty hospitals	11.4%	11.4%	0.0%	10.9%	11.6%	(5.8)%

Outpatient rehabilitation	18.5	18.4	0.5	18.1	18.0	0.4

Other	N/M	N/M	N/M	N/M	N/M	N/M

Total company	12.2%	12.2%	0.0%	11.6%	12.1%	(4.0)%

Total assets:

Specialty hospitals	$315,115	$262,027		$315,115	$262,027

Outpatient rehabilitation	330,800	311,375		330,800	311,375

Other	47,518	39,106		47,518	39,106

Total company	$693,433	$612,508		$693,433	$612,508

Purchases of property and equipment, net:

Specialty hospitals	$6,257	$3,254		$12,440	$6,309

Outpatient rehabilitation	2,492	2,024		4,927	3,766

Other	240	207		581	735

Total company	$8,989	$5,485		$17,948	$10,810

N/M – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define EBITDA as income (loss) before interest, income taxes, depreciation and amortization and other income, minority interest and extraordinary items. EBITDA should not be considered as a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

         The following table reconciles EBITDA to net income (loss):

	For the Three Months Ended		For the Six months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in thousands)
EBITDA	$34,186	$28,652	$64,242	$55,684

Depreciation and amortization	(6,180)	(7,863)	(12,206)	(15,679)

Interest income	136	39	207	280

Interest expense	(6,815)	(7,506)	(13,593)	(15,522)

Minority interest	(570)	(865)	(1,173)	(2,272)

Income tax expense	(8,156)	(4,859)	(14,700)	(8,772)

Extraordinary item, net of taxes	—	(8,676)	—	(8,676)

Net income (loss)	$12,601	$(1,078)	$22,777	$5,043

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Operating Revenues

         Our net operating revenues increased by 19.7% to $280.3 million for the three months ended June 30, 2002 compared to $234.2 million for the three months ended June 30, 2001.

         Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 27.8% to $152.1 million for the three months ended June 30, 2002 compared to $119.0 million for the three months ended June 30, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 15.2% to $135.7 million for the three months ended June 30, 2002 from $117.8 million for the three months ended June 30, 2001. This resulted from a higher occupancy rate and a higher net revenue per patient day. The remaining increase of $15.2 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

         Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 11.3% to $124.6 million for the three months ended June 30, 2002 compared to $112.0 million for the three months ended June 30, 2001. The increase was related to an increase in the number of visits, an increase in the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with acquisitions that occurred in the third and fourth quarters of 2001 and the first six months of 2002. These acquisitions provided approximately $8.8 million of net operating revenue for the three months ended June 30, 2002.

         Other. Our other revenues increased to $3.6 million for the three months ended June 30, 2002 compared to $3.2 million for the three months ended June 30, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

         Our operating expenses increased by 19.7% to $246.1 million for the three months ended June 30, 2002 compared to $205.5 million for the three months ended June 30, 2001. Our operating expenses consist of our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2001, costs associated with the increased patient volumes and the operating expenses associated with the acquisitions that occurred in the third and fourth quarter of 2001 and first six months of 2002. As a percentage of our net operating revenues, our operating expenses were 87.8% for both the three months ended June 30, 2002 and 2001. Cost of services as a percentage of operating revenues increased to 81.4% for the three months ended June 30, 2002 from 80.6% for the three months ended June 30, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.3% for the three months ended June 30, 2002 from 3.7% for the three months ended June 30, 2001. Our bad debt expense as a percentage of net operating revenues was 3.1% for the three months ended June 30, 2002 compared to 3.5% for the three months ended June 30, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA

         Our total EBITDA increased 19.3% to $34.2 million for the three months ended June 30, 2002 compared to $28.7 million for the three months ended June 30, 2001. Our EBITDA margins remained consistent at 12.2% for both the three months ended June 30, 2002 and the three months ended June 30, 2001. Excluding dilutive effect caused by the hospitals opened in 2001 and 2002, our EBITDA margins would be 13.3% for the three months ended June 30, 2002 compared to 13.0% for the three months ended June 30, 2001. For cash flow information, see “-Capital Resources and Liquidity.”

         Specialty Acute Care Hospitals. Our specialty hospital EBITDA increased by 27.2% to $17.3 million for the three months ended June 30, 2002 compared to $13.6 million for the three months ended June 30, 2001. Our EBITDA margins remained consistent at 11.4% for both the three months ended June 30, 2002 and the three months ended June 30, 2001. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $18.3 million, an increase of 19.3% over the EBITDA of these hospitals in the same period last year. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our EBITDA margin in these same store hospitals increased to 13.5% from 13.0%.

         Outpatient Rehabilitation. Our outpatient rehabilitation EBITDA increased by 11.8% to $23.1 million for the three months ended June 30, 2002 compared to $20.6 million for the three months ended June 30, 2001. Approximately $0.9 million of this increase was related to the EBITDA generated by the acquisitions that occurred in the third and fourth quarter of 2001 and the first six months of 2002. Our EBITDA margins increased to 18.5% for the three months ended June 30, 2002 from 18.4% for the three months ended June 30, 2001.

         Other. Our other EBITDA loss increased to $6.2 million for the three months ended June 30, 2002 compared to a loss of $5.6 million for the three months ended June 30, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development.

Income from Operations

         Income from operations increased 34.7% to $28.0 million for the three months ended June 30, 2002 compared to $20.8 million for the three months ended June 30, 2001. The increase in income from operations resulted from the EBITDA increases described above, and a reduction in amortization expense of $2.3 million resulting from the adoption of FAS 142, and was offset by an increase in depreciation expense. The increase in depreciation expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

         Interest expense decreased by $0.7 million to $6.8 million for the three months ended June 30, 2002 from $7.5 million for the three months ended June 30, 2001. The decline in interest expense is due to the lower debt levels outstanding in 2002 compared to 2001 and a lower effective interest rate in 2002. The lower debt levels resulted from the scheduled term amortization payments under our credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

         Minority interests in consolidated earnings decreased by 34.1% to $0.6 million for the three months ended June 30, 2002 compared to $0.9 million for the three months ended June 30, 2001. This decrease resulted from a smaller percentage of ownership held by minority interests. The terms of our agreements with some of our minority owners allowed them to sell their minority interests back to us upon the completion of our initial public offering which occurred on April 10, 2001. We completed the purchase of these minority interests between May 2001 and October 2001.

Income Taxes

         We recorded income tax expense of $8.2 million for the three months ended June 30, 2002. The expense represented an effective tax rate of 39.3% and approximates the federal and state statutory tax rates. We recorded income tax expense of $4.9 million for the three months ended June 30, 2001. This expense represented an effective tax rate of 39.0%.

Extraordinary Item

         We recorded an extraordinary charge in the quarter ended June 30, 2001. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

Six months Ended June 30, 2002 Compared to Six months Ended June 30, 2001

Net Operating Revenues

         Our net operating revenues increased by 20.2% to $552.2 million for the six months ended June 30, 2002 compared to $459.3 million for the six months ended June 30, 2001.

         Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 29.6% to $300.9 million for the six months ended June 30, 2002 compared to $232.2 million for the six months ended June 30, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 18.5% to $273.1 million for the six months ended June 30, 2002 from $230.4 million for the six months ended June 30, 2001. This resulted from a higher occupancy rate and a higher net revenue per patient day. The remaining increase of $26.0 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

         Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 10.7% to $244.3 million for the six months ended June 30, 2002 compared to $220.6 million the six months ended June 30, 2001. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with acquisitions that occurred in the third and fourth quarter of 2001 and the first six months of 2002. These acquisitions provided approximately $16.6 million of net operating revenue for the six months ended June 30, 2002.

         Other. Our other revenues increased to $7.0 million for the six months ended June 30, 2002 compared to $6.5 million for the six months ended June 30, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

         Our operating expenses increased by 20.9% to $488.0 million for the six months ended June 30, 2002 compared to $403.6 million for the six months ended June 30, 2001. Our operating expenses consist of our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2001, costs associated with the increased patient volumes and the operating expenses associated with the acquisitions that occurred in the third and fourth quarter of 2001 and first six months of 2002. As a percentage of our net operating revenues, our operating expenses were 88.4% for the six months ended June 30, 2002 compared to 87.9% for the six months ended June 30, 2001. Cost of services as a percentage of operating revenues increased to 81.6% for the six months ended June 30, 2002 from 80.6% for the six months ended June 30, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.4% for the six months ended June 30, 2002 from 3.7% for the six months ended June 30, 2001. Our bad debt expense as a percentage of net operating revenues was 3.4% for the six months ended June 30, 2002 compared to 3.6% for the six months ended June 30, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA

         Our total EBITDA increased 15.4% to $64.2 million for the six months ended June 30, 2002 compared to $55.7 million for the six months ended June 30, 2001. Our EBITDA margins declined to 11.6% for the six months ended June 30, 2002 compared to 12.1% for the six months ended June 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. Excluding the hospitals opened in 2001 and 2002, our EBITDA margins would be 12.9% for the six months ended June 30, 2002 compared to 12.7% for the six months ended June 30, 2001. For cash flow information, see “-Capital Resources and Liquidity.”

         Specialty Acute Care Hospitals. Our specialty hospital EBITDA increased by 22.1% to $32.9 million for the six months ended June 30, 2002 compared to $27.0 million for the six months ended June 30, 2001. Our EBITDA margins were 10.9% for the six months ended June 30, 2002 compared to 11.6% for the six months ended June 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $36.4 million, an increase of 23.8% over the EBITDA of these hospitals in the same period last year. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our EBITDA margin in these same store hospitals increased to 13.3% from 12.7%.

         Outpatient Rehabilitation. Our outpatient rehabilitation EBITDA increased by 11.2% to $44.1 million for the six months ended June 30, 2002 compared to $39.7 million for the six months ended June 30, 2001. Approximately $2.1 million of this increase was related to the EBITDA generated by the acquisitions that occurred in the third and fourth quarter of 2001 and the first six months of 2002. Our EBITDA margins increased to 18.1% for the six months ended June 30, 2002 from 18.0% for the six months ended June 30, 2001.

         Other. Our other EBITDA loss increased to $12.8 million for the six months ended June 30, 2002 compared to a loss of $11.0 million for the six months ended June 30, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development.

Income from Operations

         Income from operations increased 30.1% to $52.0 million for the six months ended June 30, 2002 compared to $40.0 million for the six months ended June 30, 2001. The increase in income from operations resulted from the EBITDA increases described above, and a reduction in amortization expense of $4.6 million resulting from the adoption of FAS 142, which was offset by an increase in depreciation expense. The increase in depreciation expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

         Interest expense decreased by $1.9 million to $13.6 million for the six months ended June 30, 2002 from $15.5 million for the six months ended June 30, 2001. The decline in interest expense is due to the lower debt levels outstanding in 2002 compared to 2001 and a lower effective interest rate in 2002. The lower debt levels resulted from the scheduled term amortization payments under our credit facility and the repayment of all borrowings under the revolving portion of the credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

         Minority interests in consolidated earnings decreased by 48.4% to $1.2 million for the six months ended June 30, 2002 compared to $2.3 million for the six months ended June 30, 2001. This decrease resulted from a smaller percentage of ownership held by minority interests. The terms of our agreements with some of our minority owners allowed them to sell their minority interests back to us upon the completion of our initial public offering which occurred on April 10, 2001. We completed the purchase of these minority interests between May 2001 and October 2001.

Income Taxes

         We recorded income tax expense of $14.7 million for the six months ended June 30, 2002. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $8.8 million for the six months ended June 30, 2001. This expense represented an effective tax rate of 39.0%.

Extraordinary Item

         We recorded an extraordinary charge in the six months ended June 30, 2001. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

Capital Resources and Liquidity

         For the six months ended June 30, 2002 operating activities provided $50.5 million of cash flow compared to $51.9 million for the six months ended June 30, 2001. Our accounts receivable days outstanding were 76 days at June 30, 2002 compared to 77 days at December 31, 2001 and 80 days at June 30, 2001.

         Investing activities used $21.8 and $26.5 million of cash flow for the six months ended June 30, 2002 and 2001, respectively. This usage resulted from purchases of property and equipment of $17.9 and $10.8 million in 2002 and 2001, respectively that relate principally to new hospital development. Additionally, we incurred earnout related payments of $0.5 million and $4.8 million in 2002 and 2001, respectively. We incurred acquisition payments of $3.3 million and $11.7 million in 2002 and 2001, respectively.

         Financing activities used $10.6 and $14.4 million of cash for the six months ended June 30, 2002 and 2001, respectively. This was due principally to the repayment of credit facility, seller and other debt.

Capital Resources

         Net working capital increased to $133.0 million as of June 30, 2002 compared to $126.7 million at December 31, 2001. This increase is principally related to higher cash balances.

         We have a credit agreement with a group of banks. Our credit facility consists of a term facility of $83.8 million and a revolving credit facility of $152.4 million. As of June 30, 2002 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $147.7 million under our revolving facility subject to certain limitations. We have $4.7 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

         Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of June 30, 2002, our weighted average interest rate under our credit agreement was approximately 7.5%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

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

         We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. Our goal is to open eight to ten additional hospitals during 2002. A new specialty hospital has historically required approximately $3.4 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $148 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed this capacity, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncement

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “ Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. We do not anticipate a significant impact on its results of operations from adopting this Statement.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. We reported extraordinary items in 1999, 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect us are effective for fiscal periods beginning after May 15, 2002 although, early adoption of SFAS 145 is permitted. We believe that the adoption of SFAS 145 will require us to reclassify our extraordinary items recorded in 1999, 2000 and 2001 to the other income and expense category of our consolidated statement of operations.

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

         In June 2001, the Financial Accounting Standards Board issued No. 142 “Goodwill and Other Intangible Assets” which we adopted on January 1, 2002. This accounting standard eliminates the periodic amortization of goodwill, and instead requires an annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. There was no asset impairment recognized by Select upon the adoption of this accounting standard. If the new standard had been in effect in 2001, pre-tax amortization expense for the three months and six months ended June 30, 2001 would have been $2.3 million and $4.6 million less, respectively. This would have increased fully diluted earnings per share by approximately $0.03 and $0.07 for the three and six months ended June 30, 2001, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

         We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2002, respectively. As required by our credit agreement, on March 30, 2001, we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001. In January 2002 we amended the swap to mature in March 2003. The fixed rate portion of all of our outstanding U.S. term loans was 91% as of June 30, 2002.

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

PART II                      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants, NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The Department of Justice did not intervene in this action. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. The United States Attorneys Office has asserted that because the complaint is being amended to add allegations against new defendants, it is entitled to a new period to determine whether to intervene in the new allegations. On January 3, 2002, NAHC and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered in to a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not settled. As of July 31, 2002, the government had not advised the Company whether it intends to intervene in any remaining claims, and Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 2002, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following items listed and described in the Company’s Proxy Statement dated April 19, 2002.

1)	Election of Directors.

	For	Withheld

David S. Chernow	42,180,519	1,506,800

Meyer Feldberg	42,117,632	1,569,687

LeRoy S. Zimmerman	42,090,007	1,597,312

         The following directors’ term of office as directors continued after this meeting:

Bryan C. Cressey

James E. Dalton, Jr.

Robert A. Ortenzio

Russell L. Carson

Rocco A. Ortenzio

Leopold Swergold

2)	Approval of the adoption of the Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan.

			Broker
For	Against	Abstain	Non-Votes

34,684,562	6,568,367	27,664	2,406,726

3)	Approval of the adoption of the Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan.

			Broker
For	Against	Abstain	Non-Votes

33,741,123	7,512,416	27,054	2,406,726

4)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002.

For	Against	Abstain

43,575,439	107,460	4,420

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

SELECT MEDICAL CORPORATION

	By:	/s/ Martin F. Jackson

Martin F. Jackson Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

	By:	/s/ Scott A. Romberger

Scott A. Romberger Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: August 9, 2002

EXHIBIT INDEX

Exhibit	Description

10.1	Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, incorporated by reference to Appendix C of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.2	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002.

10.3	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, data as of February 26, 2002.

10.4	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002.