Form 10-Q
period 2002-09-30
SELECT MEDICAL CORP
filed 2002-11-13
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

         (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From__________ to__________

Commission File Number: 000-32499

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2872718 (I.R.S. employer identification number)

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

YES [X]       NO [   ]

         As of October 31, 2002, the number of outstanding shares of the Registrant’s Common Stock was 46,667,205.

PART I                      FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2002	2001

Assets	(unaudited)

Current Assets:

Cash and cash equivalents	$59,969	$10,703

Accounts receivable, net of allowance for doubtful accounts of $79,145 and $79,889 in 2002 and 2001, respectively	229,968	218,393

Current deferred tax asset	27,006	28,945

Other current assets	17,309	18,444

Total Current Assets	334,252	276,485

Property and equipment, net	105,433	92,005

Goodwill	204,749	199,850

Trademark	37,875	37,875

Other intangibles	9,107	9,532

Non-current deferred tax asset	5,103	6,674

Other assets	25,010	28,424

Total Assets	$721,529	$650,845

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$8,515	$6,083

Current portion of long-term debt and notes payable	30,380	26,774

Accounts payable	33,915	33,520

Accrued payroll	35,675	27,160

Accrued vacation	14,638	12,820

Accrued restructuring	1,006	1,819

Accrued other	34,964	23,568

Income taxes payable	9,812	1,735

Due to third-party payors	35,566	16,257

Total Current Liabilities	204,471	149,736

Long-term debt, net of current portion	238,373	261,649

Total Liabilities	442,844	411,385

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	5,471	5,176

Stockholders’ Equity:

Common stock — $.01 par value: Authorized shares - 200,000,000 Issued shares - 46,667,000 in 2002 and 46,488,000 in 2001	467	465

Capital in excess of par	236,203	231,349

Retained earnings	38,056	5,924

Treasury stock, at cost - 461,000 shares in 2001	—	(1,560)

Accumulated other comprehensive loss	(1,512)	(1,894)

Total Stockholders’ Equity	273,214	234,284

Total Liabilities and Stockholders’ Equity	$721,529	$650,845

         See accompanying notes

SELECT MEDICAL CORPORATION
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net operating revenues	$278,983	$239,155	$831,175	$698,442

Costs and expenses:

Cost of services	231,054	194,900	680,972	564,861

General and administrative	10,317	8,951	29,329	25,945

Bad debt expense	8,611	9,360	27,631	26,008

Depreciation and amortization	6,518	8,150	18,724	23,829

Total costs and expenses	256,500	221,361	756,656	640,643

Income from operations	22,483	17,794	74,519	57,799

Other income and expense:

Interest income	(181)	(102)	(388)	(382)

Interest expense	6,875	7,026	20,468	22,548

Income before minority interests, income taxes and extraordinary item	15,789	10,870	54,439	35,633

Minority interest in consolidated subsidiary companies	390	473	1,563	2,745

Income before income taxes and extraordinary item	15,399	10,397	52,876	32,888

Income tax expense	6,044	4,054	20,744	12,826

Income before extraordinary item	9,355	6,343	32,132	20,062

Extraordinary item	—	—	—	8,676

Net income	$9,355	$6,343	$32,132	$11,386

Less: Preferred dividends	—	—	—	(2,513)

Net income available to common stockholders	$9,355	$6,343	$32,132	$8,873

Net income per common share:

Basic:

Income before extraordinary item	$0.20	$0.14	$0.69	$0.46

Extraordinary item	—	—	—	(0.23)

Income per common share	$0.20	$0.14	$0.69	$0.23

Diluted:

Income before extraordinary item	$0.19	$0.13	$0.65	$0.42

Extraordinary item	—	—	—	(0.20)

Income per common share	$0.19	$0.13	$0.65	$0.22

Weighted average shares outstanding:

Basic	46,653	45,328	46,394	38,094

Diluted	49,268	49,223	49,126	44,333

         See accompanying notes

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)
(unaudited)

						Accumulated
		Common	Capital in			Other
	Common	Stock Par	Excess of	Retained	Treasury	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Stock	Loss	Income

Balance at December 31, 2001	46,488	$465	$231,349	$5,924	$(1,560)	$(1,894)

Net income				32,132			$32,132

Other comprehensive income						382	382

Total comprehensive income							$32,514

Issuance of common stock	640	6	4,019

Retirement of treasury stock	(461)	(4)	(1,556)		1,560

Valuation of non-employee options			152

Tax benefit of stock option exercises			2,239

Balance at September 30, 2002	46,667	$467	$236,203	$38,056	$—	$(1,512)

         See accompanying notes

SELECT MEDICAL CORPORATION
Consolidated Statements of Cash Flow
(in thousands)
(unaudited)

	For the Nine Months
	Ended September 30,

	2002	2001

Operating activities

Net income	$32,132	$11,386

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	18,724	23,829

Provision for bad debts	27,631	26,008

Minority interests	1,563	2,745

Extraordinary item	—	8,676

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Accounts receivable	(39,161)	(32,690)

Other current assets	(72)	808

Other assets	3,566	3,710

Accounts payable	382	7,843

Due to third-party payors	21,494	8,815

Accrued expenses	20,019	17,113

Income taxes	16,478	7,202

Net cash provided by operating activities	102,756	85,445

Investing activities

Purchases of property and equipment, net	(28,805)	(16,109)

Proceeds from disposal of assets	—	808

Earnout payments	(563)	(4,842)

Acquisition of businesses, net of cash acquired	(7,761)	(15,425)

Net cash used in investing activities	(37,129)	(35,568)

Financing activities

Issuance of 9.5% Senior Subordinated Notes	—	175,000

Net repayments on credit facility debt	(16,972)	(99,962)

Repayment of 10% Senior Subordinated Notes	—	(90,000)

Payment of deferred financing fees	(67)	(4,681)

Principal payments on seller and other debt	(4,524)	(16,586)

Proceeds from initial public offering, net of fees	—	89,181

Redemption of Class A Preferred Stock	—	(52,838)

Payment of Class A and Class B Preferred Stock Dividends	—	(19,248)

Proceeds from issuance of common stock	4,025	38

Proceeds from (repayment of) bank overdrafts	2,432	(4,340)

Distributions to minority interests	(1,264)	(2,251)

Net cash used in financing activities	(16,370)	(25,687)

Effect of exchange rate changes on cash and cash equivalents	9	(107)

Net increase in cash and cash equivalents	49,266	24,083

Cash and cash equivalents at beginning of period	10,703	3,151

Cash and cash equivalents at end of period	$59,969	$27,234

Supplemental Cash Flow Information

Cash paid for interest	$14,200	$17,545

Cash paid for income taxes	$4,552	$2,951

         See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

         The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

         During the nine months ended September 30, 2002, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 4,447,956 shares of Common Stock at exercise prices ranging from $12.66 to $15.25 per share. Of this amount, 2,308,200 were issued as Performance Accelerated Vesting Options.

4.	Segment Information

         The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as earnings before interest, minority interest, income taxes, depreciation and amortization and extraordinary item. All segment revenues are from external customers.

         The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended September 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$155,637,000	$119,179,000	$4,167,000	$278,983,000

EBITDA	16,522,000	19,025,000	(6,546,000)	29,001,000

Total assets	318,164,000	324,934,000	78,431,000	721,529,000

Capital expenditures	5,908,000	4,067,000	882,000	10,857,000

	Three Months Ended September 30, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$129,442,000	$106,083,000	$3,630,000	$239,155,000

EBITDA	14,189,000	17,421,000	(5,666,000)	25,944,000

Total assets	260,606,000	309,374,000	56,216,000	626,196,000

Capital expenditures	2,519,000	2,346,000	434,000	5,299,000

	Nine Months Ended September 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$456,538,000	$363,512,000	$11,125,000	$831,175,000

EBITDA	49,470,000	63,148,000	(19,375,000)	93,243,000

Total assets	318,164,000	324,934,000	78,431,000	721,529,000

Capital expenditures	18,348,000	8,994,000	1,463,000	28,805,000

	Nine Months Ended September 30, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$361,627,000	$326,715,000	$10,100,000	$698,442,000

EBITDA	41,167,000	57,107,000	(16,646,000)	81,628,000

Total assets	260,606,000	309,374,000	56,216,000	626,196,000

Capital expenditures	8,828,000	6,112,000	1,169,000	16,109,000

A reconciliation of EBITDA to net income is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

EBITDA	$29,001,000	$25,944,000	$93,243,000	$81,628,000

Depreciation and amortization	(6,518,000)	(8,150,000)	(18,724,000)	(23,829,000)

Interest income	181,000	102,000	388,000	382,000

Interest expense	(6,875,000)	(7,026,000)	(20,468,000)	(22,548,000)

Minority interest	(390,000)	(473,000)	(1,563,000)	(2,745,000)

Income tax expense	(6,044,000)	(4,054,000)	(20,744,000)	(12,826,000)

Extraordinary item, net of taxes	—	—	—	(8,676,000)

Net income	$9,355,000	$6,343,000	$32,132,000	$11,386,000

5.	Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total

December 31, 2001	$1,687,000	$132,000	$1,819,000

Amounts paid in 2002	(734,000)	(79,000)	(813,000)

September 30, 2002	$953,000	$53,000	$1,006,000

         All employees to be terminated have been severed and the Company expects to pay out the remaining restructuring reserves through 2003.

6.	Intangible Assets

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

         Amortization expense for intangible assets for the nine months ended September 30, 2002 was $528,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2002 will be approximately $553,000.

Intangible assets consist of the following:

	As of September 30, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets

Management services agreements	$11,404,000	$(2,297,000)

Unamortized intangible assets

Goodwill	$204,749,000

Trademarks	37,875,000

Total	$242,624,000

         The following table reflects unaudited pro forma results of operations, net of related tax effect, of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net income	$9,355,000	$6,343,000	$32,132,000	$11,386,000

Add back: Goodwill amortization	—	1,164,000	—	3,633,000

Add back: Trademark amortization	—	152,000	—	456,000

Adjusted net income	$9,355,000	$7,659,000	$32,132,000	$15,475,000

Basic earnings per share:

Reported net income	$0.20	$0.14	$0.69	$0.23

Goodwill amortization	—	.03	—	0.10

Trademark amortization	—	—	—	0.01

Adjusted net income	$0.20	$0.17	$0.69	$0.34

Diluted earnings per share:

Reported net income	$0.19	$0.13	$0.65	$0.22

Goodwill amortization	—	.03	—	0.08

Trademark amortization	—	—	—	0.01

Adjusted net income	$0.19	$0.16	$0.65	$0.31

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2002, are as follows:

	Specialty	Outpatient	All
	Hospitals	Rehabilitation	Other	Total

Balance as of January 1, 2002	$84,391,000	$114,875,000	$584,000	$199,850,000

Goodwill acquired during year	—	6,933,000	—	6,933,000

Income tax benefits recognized	—	(2,735,000)	—	(2,735,000)

Earn-out payments	—	563,000	—	563,000

Translation adjustment	—	160,000	—	160,000

Other	—	(22,000)	—	(22,000)

Balance as of September 30, 2002	$84,391,000	$119,774,000	$584,000	$204,749,000

7.	Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:

Net income before extraordinary item	$9,355,000	$6,343,000	$32,132,000	$20,062,000

Extraordinary item, net of $5,547,000 tax benefit	—	—	—	8,676,000

Net income	9,355,000	6,343,000	32,132,000	11,386,000

Less: Class A and Class B Preferred stock dividends	—	—	—	(2,513,000)

Numerator for basic earnings per share – income available to common stockholders	9,355,000	6,343,000	32,132,000	8,873,000

Effect of dilutive securities:

Class B Preferred stock dividends	—	—	—	1,067,000

Numerator for diluted earnings per share – income available to common stockholders after assumed conversions	$9,355,000	$6,343,000	$32,132,000	$9,940,000

Denominator:

Denominator for basic earnings per share – weighted average shares	46,653,000	45,328,000	46,394,000	38,094,000

Effect of dilutive securities:

a) Stock options	1,536,000	2,648,000	1,649,000	1,822,000

b) Warrants	1,079,000	1,247,000	1,083,000	1,041,000

c) Convertible preferred stock	—	—	—	3,376,000

Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions	49,268,000	49,223,000	49,126,000	44,333,000

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic income per common share:

Income before extraordinary item	$0.20	$0.14	$0.69	$0.46

Extraordinary item	—	—	—	(0.23)

Income per common share	$0.20	$0.14	$0.69	$0.23

Diluted income per common share:

Income before extraordinary item	$0.19	$0.13	$0.65	$0.42

Extraordinary item	—	—	—	(0.20)

Diluted income per common share	$0.19	$0.13	$0.65	$0.22

8.	Supplemental Disclosures of Cash Flow Information

         Non-cash investing and financing activities are comprised of the following for the nine months ended September 30, 2002 and 2001:

	2002	2001

Conversion of preferred stock into common stock	$—	$60,000,000

Minority interest repurchase	$—	$4,973,000

Notes issued with acquisitions	$1,827,000	$2,523,000

Tax benefit of stock option exercises	$2,239,000	$—

Liabilities assumed with acquisitions	$—	$283,000

9.	Commitments and Contingencies

Litigation

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that the Company acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add the Company and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. On January 3, 2002, NAHC and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before the Company’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding alleged conduct occurring after the NovaCare acquisition were not covered by the settlement. In September 2002, the Company learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided not to intervene in this case. As of October 31, 2002, the Company and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious, and it intends to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

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

Other

         In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other issuers. Currently, the Company has approximately 18 unsettled cases in 8 states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending on the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth, subrogation and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guarantee funds are subject to interpretation and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

10.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

         The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2002 and for the nine months ended September 30, 2002 and 2001.

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
Select Houston Partners, L.P.
Select Management Services, LLC.
Select Specialty Hospital – Biloxi, Inc.
Select Specialty Hospital – Central Pennsylvania, L.P.
TJ Corporation I, LLC

		Select Medical Corporation

		Condensed Consolidating Balance Sheet

	September 30, 2002

	Select Medical
	Corporation
	(Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

			(dollars in thousands)
Assets

Current Assets:

Cash and cash equivalents	$35,263	$23,266	$1,440	$—		$59,969

Accounts receivable, net	(427)	192,779	37,616	—		229,968

Current deferred tax asset	1,752	25,074	180	—		27,006

Other current assets	2,562	11,928	2,819	—		17,309

Total Current Assets	39,150	253,047	42,055	—		334,252

Property and equipment, net	6,751	78,218	20,464	—		105,433

Investment in affiliates	332,914	68,058	—	(400,972	)(a)	—

Goodwill	5,854	164,655	34,240	—		204,749

Trademark	—	37,875	—	—		37,875

Other intangibles	—	823	8,284	—		9,107

Non-current deferred tax asset	7,611	(2,508)	—	—		5,103

Other assets	10,958	13,083	969	—		25,010

Total Assets	$403,238	$613,251	$106,012	$(400,972)		$721,529

Liabilities and Stockholders’ Equity

Current Liabilities:

Bank overdrafts	$8,515	$—	$—	$—		$8,515

Current portion of long-term debt and notes payable	570	29,345	465	—		30,380

Accounts payable	1,856	26,830	5,229	—		33,915

Intercompany accounts	17,877	(9,544)	(8,333)	—		—

Accrued payroll	401	35,218	56	—		35,675

Accrued vacation	3,258	9,977	1,403	—		14,638

Accrued restructuring	—	1,006	—	—		1,006

Accrued other	18,824	15,749	391	—		34,964

Income taxes	11,359	1,835	(3,382)	—		9,812

Due to third party payors	(20,142)	53,047	2,661	—		35,566

Total Current Liabilities	42,518	163,463	(1,510)	—		204,471

Long-term debt, net of current portion	87,506	103,582	47,285	—		238,373

Total liabilities	130,024	267,045	45,775	—		442,844

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	234	5,237	—		5,471

Stockholders’ Equity:

Common stock	467	—	—	—		467

Capital in excess of par	236,203	—	—	—		236,203

Retained earnings	38,056	49,190	15,177	(64,367	)(b)	38,056

Subsidiary investment	—	296,782	39,823	(336,605	)(a)	—

Accumulated other comprehensive loss	(1,512)	—	—	—		(1,512)

Total Stockholders’ Equity	273,214	345,972	55,000	(400,972)		273,214

Total Liabilities and Stockholders’ Equity	$403,238	$613,251	$106,012	$(400,972)		$721,529

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

		Select Medical Corporation

		Condensed Consolidating Statement of Operations

	For the Nine Months Ended September 30, 2002

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

			(dollars in thousands)
Net operating revenues	$10,402	$676,897	$143,876	$—		$831,175

Costs and expenses:

Cost of services	—	561,303	119,669	—		680,972

General and administrative	29,329	—	—	—		29,329

Bad debt expense	—	23,457	4,174	—		27,631

Depreciation and amortization	1,261	13,559	3,904	—		18,724

Total costs and expenses	30,590	598,319	127,747	—		756,656

Income (loss) from operations	(20,188)	78,578	16,129	—		74,519

Other income and expense:

Intercompany interest and royalty fees	16,097	(16,507)	410			—

Intercompany management fees	(43,573)	41,412	2,161			—

Interest income	(318)	(69)	(1)	—		(388)

Interest expense	5,799	11,137	3,532	—		20,468

Income before minority interests and income taxes	1,807	42,605	10,027	—		54,439

Minority interest in consolidated subsidiary companies	—	21	1,542	—		1,563

Income before income taxes	1,807	42,584	8,485	—		52,876

Income tax expense	474	18,298	1,972			20,744

Equity in earnings of subsidiaries	30,799	3,299	—	(34,098	)(a)	—

Net income	$32,132	$27,585	$6,513	$(34,098)		$32,132

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities

Net income	$32,132	$27,585	$6,513	$(34,098	)(a)	$32,132

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,261	13,559	3,904	—		18,724

Provision for bad debts	—	23,457	4,174	—		27,631

Minority interests	—	21	1,542	—		1,563

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Equity in earnings of subsidiaries	(30,799)	(3,299)	—	34,098	(a)	—

Intercompany	(14,364)	21,077	(6,713)	—		—

Accounts receivable	(64)	(30,404)	(8,693)	—		(39,161)

Other current assets	(598)	631	(105)	—		(72)

Other assets	1,536	1,164	866	—		3,566

Accounts payable	(1,234)	957	659	—		382

Due to third-party payors	9,309	6,496	5,689	—		21,494

Accrued expenses	6,937	14,067	(985)	—		20,019

Income taxes	3,534	16,326	(3,382)	—		16,478

Net cash provided by operating activities	7,650	91,637	3,469	—		102,756

Investing activities

Purchases of property and equipment, net	(1,444)	(23,833)	(3,528)	—		(28,805)

Earnout payments	—	(563)	—	—		(563)

Acquisition of businesses, net of cash acquired	—	(5,548)	(2,213)	—		(7,761)

Net cash used in investing activities	(1,444)	(29,944)	(5,741)	—		(37,129)

Financing activities

Intercompany debt reallocation	37,429	(42,365)	4,936	—		—

Net repayments on credit facility debt	(14,960)	—	(2,012)	—		(16,972)

Principal payments on seller and other debt	(370)	(4,148)	(6)	—		(4,524)

Proceeds from issuance of common stock	4,025	—	—	—		4,025

Proceeds from bank overdrafts	2,432	—	—	—		2,432

Payment of deferred financing costs	(67)	—	—	—		(67)

Distributions to minority interests	—	—	(1,264)	—		(1,264)

Net cash provided by (used in) financing activities	28,489	(46,513)	1,654	—		(16,370)

Effect of exchange rate changes on cash and cash equivalents	9	—	—	—		9

Net increase (decrease) in cash and cash equivalents	34,704	15,180	(618)	—		49,266

Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$35,263	$23,266	$1,440	$—		$59,969

(a)  Elimination of equity in earnings of subsidiary.

		Select Medical Corporation

		Condensed Consolidating Statement of Operations

	For the Nine Months Ended September 30, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$9,429	$566,128	$122,885	$—		$698,442

Costs and expenses:

Cost of services	—	465,260	99,601	—		564,861

General and administrative	25,945	—	—	—		25,945

Bad debt expense	—	22,461	3,547	—		26,008

Depreciation and amortization	1,327	18,754	3,748	—		23,829

Total costs and expenses	27,272	506,475	106,896	—		640,643

Income (loss) from operations	(17,843)	59,653	15,989	—		57,799

Other income and expense:

Intercompany charges	(31,572)	25,998	5,574	—		—

Interest income	(311)	(70)	(1)	—		(382)

Interest expense	5,367	13,297	3,884	—		22,548

Income before minority interests and income taxes	8,673	20,428	6,532	—		35,633

Minority interest in consolidated subsidiary companies	—	578	2,167	—		2,745

Income before income taxes	8,673	19,850	4,365	—		32,888

Income tax expense	4,296	8,132	398	—		12,826

Equity in earnings of subsidiaries	15,685	2,382	—	(18,067	)(a)	—

Income before extraordinary item	20,062	14,100	3,967	(18,067)		20,062

Extraordinary item	8,676	—	—	—		8,676

Net income	$11,386	$14,100	$3,967	$(18,067)		$11,386

	Select Medical Corporation Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2001

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)

Operating activities
Net income	$11,386	$14,100	$3,967	$(18,067	)(a)	$11,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,327	18,754	3,748	—		23,829
Provision for bad debts	—	22,461	3,547	—		26,008
Minority interests	—	578	2,167	—		2,745
Extraordinary item	8,676	—	—	—		8,676
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(15,685)	(2,382)	—	18,067	(a)	—
Intercompany	57,169	(53,564)	(3,605)	—		—
Accounts receivable	118	(23,468)	(9,340)	—		(32,690)
Other current assets	168	1,266	(626)	—		808
Other assets	(1,629)	5,910	(571)	—		3,710
Accounts payable	2,078	4,369	1,396	—		7,843
Due to third-party payors	(9,400)	14,914	3,301	—		8,815
Accrued expenses	6,493	8,439	2,181	—		17,113
Income taxes	(9,229)	17,863	(1,432)	—		7,202

Net cash provided by operating activities	51,472	29,240	4,733	—		85,445

Investing activities
Purchases of property and equipment, net	(1,137)	(13,128)	(1,844)	—		(16,109)
Proceeds from disposal of assets	—	808	—	—		808
Earnout payments	—	(4,842)	—	—		(4,842)
Acquisition of businesses, net of cash acquired	(15,425)	—	—	—		(15,425)

Net cash used in investing activities	(16,562)	(17,162)	(1,844)	—		(35,568)

Financing activities
Issuance of 9.5% Senior Subordinated Notes	175,000	—	—	—		175,000
Net repayments on credit facility debt	(99,962)	—	—	—		(99,962)
Repayment of 10% Senior Subordinated Notes	(90,000)	—	—	—		(90,000)
Payment of deferred financing fees	(4,681)	—	—	—		(4,681)
Principal payments on seller and other debt	(16,586)	—	—	—		(16,586)
Proceeds from initial public offering, net of fees	89,181	—	—	—		89,181
Redemption of Class A Preferred Stock	(52,838)	—	—	—		(52,838)
Payment of Class A and Class B Preferred Stock Dividends	(19,248)	—	—	—		(19,248)
Proceeds from issuance of common stock	38	—	—	—		38
Proceeds from (repayment of) bank overdrafts	8,366	(9,938)	(2,768)	—		(4,340)
Distributions to minority interests	—	(680)	(1,571)	—		(2,251)

Net cash used in financing activities	(10,730)	(10,618)	(4,339)	—		(25,687)

Effect of exchange rate changes on cash and cash equivalents	(107)	—	—	—		(107)

Net increase (decrease) in cash and cash equivalents	24,073	1,460	(1,450)	—		24,083
Cash and cash equivalents at beginning of period	—	1,015	2,136	—		3,151

Cash and cash equivalents at end of period	$24,073	$2,475	$686	$—		$27,234

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

Forward Looking Statements

         This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources,

•	shortages in qualified nurses could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	conditions in the malpractice insurance market may increase the cost of malpractice insurance and force us to assume higher self-insured retentions;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue, and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” in our Form 10-K under Item 1 – Business.

Overview

         We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also the second largest operator of outpatient rehabilitation clinics in the United States. As of September 30, 2002, we operated 68 specialty acute care hospitals in 22 states and 743 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

         We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the three months ended September 30, 2002, we had net operating revenues of $279.0 million. Of this total, we earned approximately 57% of our net operating revenues from our specialty hospitals and approximately 43% from our outpatient rehabilitation business.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Specialty Hospital Data

# of Hospitals — Start of Period	66	58	64	54

# of Hospital Start-ups	2	1	4	5

# of Hospitals — End of Period	68	59	68	59

# of Licensed Beds	2,461	2,152	2,461	2,152

# of Admissions	5,262	4,320	15,492	12,735

# of Patient Days	155,105	131,851	458,916	381,178

Average Length of Stay	30	31	30	30

Net Revenue Per Patient Day (a)	$1,003	$981	$994	$948

Occupancy Rate	69%	67%	71%	67%

% Patient Days – Medicare	76%	74%	76%	75%

Outpatient Rehabilitation Data

# of Clinics Owned — Start of Period	686	623	664	636

# of Clinics Acquired	2	5	9	7

# of Clinic Start-ups	14	18	46	31

# of Clinics Closed/Sold/Consolidated	(13)	(7)	(30)	(35)

# of Clinics Owned — End of Period	689	639	689	639

# of Clinics Managed — End of Period	54	49	54	49

Total # of Clinics (All) – End of Period	743	688	743	688

# of Visits (U.S)	957,517	925,276	2,916,983	2,837,544

Net Revenue Per Visit (U.S.) (b)	$87	$82	$86	$81

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

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

         As of September 30, 2002, our specialty hospitals were paid by Medicare under a cost-based reimbursement methodology. Beginning on October 1, 2002, our hospitals will begin a transition to a prospective payment system. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. At September 30, 2002 and December 31, 2001, we had a net amount due to Medicare of $17.5 million and $3.4 million respectively. We recorded this amount as due to third party payors on our balance sheet.

         On August 30, 2002, the Centers for Medicare and Medicaid Services (“CMS”) published a final rule establishing a prospective payment system for Medicare payment of inpatient hospital services furnished by long-term acute care hospitals such as ours. See “Long Term Acute Care Hospital Medicare Reimbursement.”

Results of Operations

         The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Operating revenues	100.0%	100.0%	100.0%	100.0%

Cost of services (a)	82.8%	81.6%	81.9%	80.9%

General and administrative	3.7%	3.7%	3.5%	3.7%

Bad debt expense	3.1%	3.9%	3.3%	3.7%

EBITDA (b)	10.4%	10.8%	11.3%	11.7%

Depreciation and amortization	2.3%	3.4%	2.3%	3.4%

Income from operations	8.1%	7.4%	9.0%	8.3%

Interest expense, net	2.4%	2.8%	2.4%	3.2%

Income before minority interests, and income taxes	5.7%	4.6%	6.6%	5.1%

Minority interests	0.1%	0.2%	0.2%	0.4%

Income before income taxes	5.6%	4.4%	6.4%	4.7%

Income tax expense	2.2%	1.7%	2.5%	1.8%

Income before extraordinary item	3.4%	2.7%	3.9%	2.9%

Extraordinary item	—%	—%	—%	1.3%

Net income	3.4%	2.7%	3.9%	1.6%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2002	2001	Change	2002	2001	Change

	(dollars in thousands)
Net operating revenues:

Specialty hospitals	$155,637	$129,442	20.2%	$456,538	$361,627	26.2%

Outpatient rehabilitation	119,179	106,083	12.3	363,512	326,715	11.3

Other	4,167	3,630	14.8	11,125	10,100	10.1

Total company	$278,983	$239,155	16.7%	$831,175	$698,442	19.0%

EBITDA: (b)

Specialty hospitals	$16,522	$14,189	16.4%	$49,470	$41,167	20.2%

Outpatient rehabilitation	19,025	17,421	9.2	63,148	57,107	10.6

Other	(6,546)	(5,666)	(15.5)	(19,375)	(16,646)	(16.4)

Total company	$29,001	$25,944	11.8%	$93,243	$81,628	14.2%

Income (loss) from operations:

Specialty hospitals	$13,184	$11,272	17.0%	$39,937	$33,113	20.6%

Outpatient rehabilitation	16,311	13,595	20.0	55,321	45,870	20.6

Other	(7,012)	(7,073)	0.9	(20,739)	(21,184)	2.1

Total company	$22,483	$17,794	26.4%	$74,519	$57,799	28.9%

EBITDA margins: (b)

Specialty hospitals	10.6%	11.0%	(3.6)%	10.8%	11.4%	(5.3)%

Outpatient rehabilitation	16.0	16.4	(2.4)	17.4	17.5	(0.6)

Other	N/M	N/M	N/M	N/M	N/M	N/M

Total company	10.4%	10.8%	(3.7)%	11.2%	11.7%	(4.3)%

Total assets:

Specialty hospitals	$318,164	$260,606		$318,164	$260,606

Outpatient rehabilitation	324,934	309,374		324,934	309,374

Other	78,431	56,216		78,431	56,216

Total company	$721,529	$626,196		$721,529	$626,196

Purchases of property and equipment, net:

Specialty hospitals	$5,908	$2,519		$18,348	$8,828

Outpatient rehabilitation	4,067	2,346		8,994	6,112

Other	882	434		1,463	1,169

Total company	$10,857	$5,299		$28,805	$16,109

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

The following table reconciles EBITDA to net income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(in thousands)
EBITDA	$29,001	$25,944	$93,243	$81,628

Depreciation and amortization	(6,518)	(8,150)	(18,724)	(23,829)

Interest income	181	102	388	382

Interest expense	(6,875)	(7,026)	(20,468)	(22,548)

Minority interest	(390)	(473)	(1,563)	(2,745)

Income tax expense	(6,044)	(4,054)	(20,744)	(12,826)

Extraordinary item, net of taxes	—	—	—	(8,676)

Net income	$9,355	$6,343	$32,132	$11,386

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net Operating Revenues

         Our net operating revenues increased by 16.7% to $279.0 million for the three months ended September 30, 2002 compared to $239.2 million for the three months ended September 30, 2001.

         Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 20.2% to $155.6 million for the three months ended September 30, 2002 compared to $129.4 million for the three months ended September 30, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 6.5% to $134.2 million for the three months ended September 30, 2002 from $126.0 million for the three months ended September 30, 2001. This resulted from a higher occupancy rate and higher net revenue per patient day. The remaining increase of $18.0 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

         Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 12.3% to $119.2 million for the three months ended September 30, 2002 compared to $106.1 million for the three months ended September 30, 2001. The increase was related to an increase in the number of visits, an increase in the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with acquisitions that occurred within the last twelve months. These acquisitions provided approximately $8.0 million of net operating revenue for the three months ended September 30, 2002.

         Other. Our other revenues increased to $4.2 million for the three months ended September 30, 2002 compared to $3.6 million for the three months ended September 30, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

         Our operating expenses increased by 17.2% to $250.0 million for the three months ended September 30, 2002 compared to $213.2 million for the three months ended September 30, 2001. Our operating expenses consist of our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2001 and 2002, costs associated with the increased patient volumes and the operating expenses associated with the acquisitions that occurred within the last twelve months. As a percentage of our net operating revenues, our operating expenses were 89.6% for the three months ended September 30, 2002 compared to 89.2% for the three months ended September 30, 2001. Cost of services as a percentage of operating revenues increased to 82.8% for the three months ended September 30, 2002 from 81.6% for the three months ended September 30, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals and an increase in our health insurance costs in our NovaCare outpatient operations. During the same time period, general and administrative expense as a percentage of net operating revenues were 3.7% for both the three months ended September 30, 2002 and 2001. Our bad debt expense as a percentage of net operating revenues was 3.1% for the three months ended September 30, 2002 compared to 3.9% for the three months ended September 30, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA

         Our total EBITDA increased 11.8% to $29.0 million for the three months ended September 30, 2002 compared to $25.9 million for the three months ended September 30, 2001. Our EBITDA margins declined to 10.4% for the three months ended September 30, 2002 compared to 10.8% for the three months ended September 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. We also experienced a decline in our outpatient margins due to an increase in our health insurance costs in our NovaCare outpatient operations. If we exclude the dilutive effect caused by the hospitals opened or developed since December 31, 2000, our total EBITDA margins would be 11.6% for the three months ended September 30, 2002 compared to 11.5% for the three months ended September 30, 2001. For cash flow information, see “-Capital Resources and Liquidity.”

         Specialty Acute Care Hospitals. Our specialty hospital EBITDA increased by 16.4% to $16.5 million for the three months ended September 30, 2002 compared to $14.2 million for the three months ended September 30, 2001. Our EBITDA margins were 10.6% for the three months ended September 30, 2002 compared to 11.0% for the three months ended September 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $17.5 million, an increase of 14.4% over the EBITDA for these hospitals in the same period last year of $15.3 million. This increase in same hospital EBITDA resulted from an increase in non-Medicare revenue per patient day and a reduction in bad debt expense. Our EBITDA margin in these same store hospitals increased to 13.1% from 12.2%.

         Outpatient Rehabilitation. Our outpatient rehabilitation EBITDA increased by 9.2% to $19.0 million for the three months ended September 30, 2002 compared to $17.4 million for the three months ended September 30, 2001. Approximately $1.1 million of this increase was related to the EBITDA generated by the acquisitions that occurred within the last twelve months. Our EBITDA margins declined to 16.0% for the three months ended September 30, 2002 from 16.4% for the three months ended September 30, 2001. The reduction in EBITDA margins was related to an increase in health insurance costs experienced in our NovaCare outpatient operations.

         Other. Our other EBITDA loss increased to $6.5 million for the three months ended September 30, 2002 compared to a loss of $5.7 million for the three months ended September 30, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development.

Income from Operations

         Income from operations increased 26.4% to $22.5 million for the three months ended September 30, 2002 compared to $17.8 million for the three months ended September 30, 2001. The increase in income from operations resulted from the EBITDA increases described above, and a reduction in amortization expense of $2.2 million resulting from the adoption of FAS 142, and was offset by an increase in depreciation expense. The increase in depreciation expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

         Interest expense remained relatively consistent between the two periods. Interest expense was $6.9 million for the three months ended September 30, 2002 and $7.0 million for the three months ended September 30, 2001.

Minority Interests

         Minority interests remained relatively consistent between the two periods. Minority interests was $0.4 million for the three months ended September 30, 2002 compared to $0.5 million for the three months ended September 30, 2001.

Income Taxes

         We recorded income tax expense of $6.0 million for the three months ended September 30, 2002. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $4.1 million for the three months ended September 30, 2001. This expense represented an effective tax rate of 39.0%.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Operating Revenues

         Our net operating revenues increased by 19.0% to $831.2 million for the nine months ended September 30, 2002 compared to $698.4 million for the nine months ended September 30, 2001.

         Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 26.2% to $456.5 million for the nine months ended September 30, 2002 compared to $361.6 million for the nine months ended September 30, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 14.3% to $407.3 million for the nine months ended September 30, 2002 from $356.4 million for the nine months ended September 30, 2001. This resulted from a higher occupancy rate and a higher net revenue per patient day. The remaining increase of $44.0 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

         Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 11.3% to $363.5 million for the nine months ended September 30, 2002 compared to $326.7 million the nine months ended September 30, 2001. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with acquisitions that occurred within the last twelve months. These acquisitions provided approximately $24.6 million of net operating revenue for the nine months ended September 30, 2002.

         Other. Our other revenues increased to $11.1 million for the nine months ended September 30, 2002 compared to $10.1 million for the nine months ended September 30, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

         Our operating expenses increased by 19.6% to $737.9 million for the nine months ended September 30, 2002 compared to $616.8 million for the nine months ended September 30, 2001. Our operating expenses consist of our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2001, costs associated with the increased patient volumes and the operating expenses associated with the acquisitions that occurred within the last twelve months. As a percentage of our net operating revenues, our operating expenses were 88.7% for the nine months ended September 30, 2002 compared to 88.3% for the nine months ended September 30, 2001. Cost of services as a percentage of operating revenues increased to 81.9% for the nine months ended September 30, 2002 from 80.9% for the nine months ended September 30, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals and an increase in our health insurance costs in our NovaCare outpatient operations. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.5% for the nine months ended September 30, 2002 from 3.7% for the nine months ended September 30, 2001. Our bad debt expense as a percentage of net operating revenues was 3.3% for the nine months ended September 30, 2002 compared to 3.7% for the nine months ended September 30, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA

         Our total EBITDA increased 14.2% to $93.2 million for the nine months ended September 30, 2002 compared to $81.6 million for the nine months ended September 30, 2001. Our EBITDA margins declined to 11.2% for the nine months ended September 30, 2002 compared to 11.7% for the nine months ended September 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. We also experienced a decline in outpatient margins due to an increase in our health insurance costs in our NovaCare outpatient operations. If we exclude the dilutive effect caused by the hospitals opened or developed since December 31, 2000, our total EBITDA margins would be 12.5% for the nine months ended September 30, 2002 compared to 12.3% for the nine months ended September 30, 2001. For cash flow information, see “-Capital Resources and Liquidity.”

         Specialty Acute Care Hospitals. Our specialty hospital EBITDA increased by 20.2% to $49.5 million for the nine months ended September 30, 2002 compared to $41.2 million for the nine months ended September 30, 2001. Our EBITDA margins were 10.8% for the nine months ended September 30, 2002 compared to 11.4% for the nine months ended September 30, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that have opened or have been developed since December 31, 2000. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $53.9 million, an increase of 20.6% over the EBITDA of these hospitals in the same period last year of $44.7 million. This increase in same hospital EBITDA resulted from an increase in non-Medicare patient days and its associated increased revenue per patient day. Our EBITDA margin in these same store hospitals increased to 13.2% from 12.5%.

         Outpatient Rehabilitation. Our outpatient rehabilitation EBITDA increased by 10.6% to $63.1 million for the nine months ended September 30, 2002 compared to $57.1 million for the nine months ended September 30, 2001. Approximately $3.2 million of this increase was related to the EBITDA generated by the acquisitions that occurred within the last twelve months. Our EBITDA margins were 17.4% for the nine months ended September 30, 2002 from 17.5% for the nine months ended September 30, 2001. This decline resulted from a reduction in EBITDA margins that occurred in the current quarter and was related to an increase in health insurance costs experienced in our NovaCare outpatient operations.

         Other. Our other EBITDA loss increased to $19.4 million for the nine months ended September 30, 2002 compared to a loss of $16.6 million for the nine months ended September 30, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development.

Income from Operations

         Income from operations increased 28.9% to $74.5 million for the nine months ended September 30, 2002 compared to $57.8 million for the nine months ended September 30, 2001. The increase in income from operations resulted from the EBITDA increases described above, and a reduction in amortization expense of $6.7 million resulting from the adoption of FAS 142, which was offset by an increase in depreciation expense. The increase in depreciation expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

         Interest expense decreased by $2.0 million to $20.5 million for the nine months ended September 30, 2002 from $22.5 million for the nine months ended September 30, 2001. The decline in interest expense is due to the lower debt levels outstanding in 2002 compared to 2001 and a lower effective interest rate in 2002. The lower debt levels resulted from the scheduled term amortization payments under our credit facility and the repayment of all borrowings under the revolving portion of the credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

         Minority interests in consolidated earnings decreased by 43.1% to $1.6 million for the nine months ended September 30, 2002 compared to $2.7 million for the nine months ended September 30, 2001. This decrease resulted from a smaller percentage of ownership held by minority interests. The terms of our agreements with some of our minority owners allowed them to sell their minority interests back to us upon the completion of our initial public offering which occurred on April 10, 2001. We completed the purchase of these minority interests between May 2001 and October 2001.

Income Taxes

         We recorded income tax expense of $20.7 million for the nine months ended September 30, 2002. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $12.8 million for the nine months ended September 30, 2001. This expense represented an effective tax rate of 39.0%.

Extraordinary Item

         We recorded an extraordinary charge in the nine months ended September 30, 2001. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

Capital Resources and Liquidity

         For the nine months ended September 30, 2002 operating activities provided $102.8 million of cash flow compared to $85.4 million for the nine months ended September 30, 2001. Our accounts receivable days outstanding were 76 days at September 30, 2002 compared to 77 days at December 31, 2001 and 79 days at September 30, 2001.

         Investing activities used $37.1 and $35.6 million of cash flow for the nine months ended September 30, 2002 and 2001, respectively. This usage resulted from purchases of property and equipment of $28.8 and $16.1 million in 2002 and 2001, respectively. The majority of this expenditure relates to new hospital and clinic development. Additionally, we incurred earnout related payments of $0.6 million and $4.8 million in 2002 and 2001, respectively. We incurred acquisition payments of $7.8 million and $15.4 million in 2002 and 2001, respectively.

         Financing activities used $16.4 and $25.7 million of cash for the nine months ended September 30, 2002 and 2001, respectively. This was due principally to the repayment of credit facility, seller and other debt.

Capital Resources

         Net working capital increased to $129.8 million as of September 30, 2002 compared to $126.7 million at December 31, 2001. At September 30, 2002 we have $60.0 in cash and cash equivalents compared to $10.7 million at December 31, 2001.

         We have a credit agreement with a group of banks. Our credit facility consists of a term facility of $79.8 million and a revolving credit facility of $152.4 million. As of September 30, 2002 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $147.8 million under our revolving credit facility subject to certain limitations. We have $4.6 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

         Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of September 30, 2002, our weighted average interest rate under our credit agreement was approximately 7.5%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

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

         We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements for at least the next twelve months. Our goal is to open eight to ten hospitals during 2002. A new specialty hospital has historically required approximately $3.4 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $148 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed this capacity, we will need to increase our credit facilities or obtain additional capital by other means.

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

         In June 2001, the Financial Accounting Standards Board issued No. 142 “Goodwill and Other Intangible Assets” which we adopted on January 1, 2002. This accounting standard eliminates the periodic amortization of goodwill, and instead requires an annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. There was no asset impairment recognized by Select upon the adoption of this accounting standard. If the new standard had been in effect in 2001, pre-tax amortization expense for the three months and nine months ended September 30, 2001 would have been $2.2 million and $6.7 million less, respectively. This would have increased fully diluted earnings per share by approximately $0.03 and $0.09 for the three and nine months ended September 30, 2001, respectively.

Long Term Acute Care Hospital Medicare Reimbursement

         On August 30, 2002, the Centers for Medicare & Medicaid Services (“CMS”) published final regulations establishing a prospective payment system for Medicare payment of long-term acute care hospitals (“LTCH-PPS”), which replaces the reasonable cost-based payment system previously in effect. Under LTCH-PPS, each discharged patient will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the reasonable cost-based payment system.

         LTCH-PPS will be phased in over a five-year period, during which a long-term care hospital will be paid a blended amount consisting of set percentages of the LTC-DRG payment rate and the hospital’s reasonable cost-based reimbursement. The LTC-DRG payment will be 20% for a hospital’s cost reporting period beginning on or after October 1, 2002, and will increase by 20% for each cost reporting period thereafter until the hospital’s cost reporting period beginning on or after October 1, 2006, when the hospital will be paid solely on the basis of LTC-DRG payments. A long-term acute care hospital may elect to be paid solely on the basis of LTC-DRG payments (and not be subject to the transition period) at the start of any of its cost reporting periods during the transition period.

         The LTCH-PPS regulations refined the criteria that must be met in order for a hospital to be classified as a long-term acute care hospital that is exempt from the prospective payment system applicable to short-term acute care hospitals. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients. We currently believe that each of our long term acute care hospitals will meet this requirement.

         Under the LTCH-PPS, it may be possible for our hospitals to experience enhanced financial performance. However, there are risks associated with transitioning to the new payment system. We believe that the conversion to the new payment system will be accretive to our earnings, but we are still assessing the potential impact of the LTCH-PPS.

Medical and Professional Malpractice Insurance

         In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles that we believe to be sufficient for our operations. During the last year, unfavorable pricing and availability trends have emerged in the professional liability insurance market and the insurance market in general that have caused the cost of professional liability coverage to increase dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of the September 11 terrorist attacks, rising settlement costs and the significant failures of some nationally known insurance underwriters, such as PHICO Insurance Company, which provided us medical malpractice coverage from June 1998 to December 2000. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. As a result, we are observing that insurance underwriters are increasing premiums and increasing deductibles and self-insured retentions on new policies that they are issuing. Our current insurance policies will expire on December 31, 2002. We cannot provide any assurance that we will be able to renew our current professional liability insurance with terms and coverage consistent with our current coverage. We would expect to experience increased premium costs and be forced to accept increased deductibles or self-insured retentions in order to provide insurance coverage at a reasonable cost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2002, respectively. As required by our credit agreement, on March 30, 2001, we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001. In January 2002 we amended the swap to mature in March 2003. The fixed rate portion of all of our outstanding U.S. term loans was 91% as of September 30, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

         Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants, NovaCare, Inc. (now known as NAHC, Inc.), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against NAHC. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. On January 3, 2002, NAHC and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered in to a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by NAHC of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding alleged conduct occurring after the NovaCare acquisition were not covered by the settlement. In September 2002, Select learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided not to intervene in this case. As of October 31, 2002, Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

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

         None

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.     Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 38 hereof.

         b.     Reports on Form 8-K

Form 8-K dated August 29, 2002, pursuant to Item 9, in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002 which accompanied our Form 10-Q for the quarter ended June 30, 2002, in accordance with Regulation FD

Form 8-K, dated August 27, 2002, pursuant to Item 9, in connection with our press release reaffirming guidance for the quarter ended September 30, 2002 and the year ended December 31, 2002, in accordance with Regulation FD

SIGNATURES

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

Scott A. Romberger Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: November 13, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert A. Ortenzio, President and Chief Executive Officer of Select Medical Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Select Medical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert A. Ortenzio Robert A. Ortenzio President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Martin F. Jackson, Senior Vice President and Chief Financial Officer of Select Medical Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Select Medical Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Martin F. Jackson Martin F. Jackson Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Amended and Restated Cost Sharing Agreement dated as of August 16, 2002 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation.

10.2	Stock Purchase Agreement dated as of September 16, 2002 by and among Rocco A. Ortenzio, Robert A. Ortenzio, Select Medical Corporation and Select Air II Corporation.

10.3	Mutual Termination of Consulting Agreement dated as of September 26, 2002 between Select Medical Corporation and LeRoy S. Zimmerman.