Form 10-K
period 2002-12-31
SELECT MEDICAL CORP
filed 2003-03-14
CIK 1035688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From to .

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES [X] NO [ ]

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based on the closing sale price quoted on The Nasdaq National Market for the Registrant’s common stock on June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was $395,821,940.

As of February 28, 2003, the number of outstanding shares of the Registrant’s Common Stock was 47,462,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2003 Annual Meeting are incorporated by reference into Part III.

SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	44

PART I

Forward-Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources;

•	shortages in qualified nurses could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	conditions in the malpractice insurance market may increase the cost of malpractice insurance and/or force us to assume higher self-insured retentions;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” under “Item 1. Business.”

ITEM 1. BUSINESS

Overview

     We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2002, we operated 72 specialty acute care hospitals in 24 states and 737 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team, including our co-founders, Rocco A. Ortenzio and Robert A. Ortenzio, both of whom have significant experience in the healthcare industry. Under this leadership, we have grown our business through strategic acquisitions and internal development initiatives. For the year ended December 31, 2002, we had net operating revenues of $1,126.6 million and EBITDA (as defined in Item 6, “Selected Consolidated Financial Data”) of $127.3 million. In 2002, we earned 57% of our net operating revenues from our specialty acute care hospitals and 43% from our outpatient rehabilitation business.

Specialty Acute Care Hospitals

     As of December 31, 2002, we operated 72 specialty acute care hospitals, 67 of which were certified by the federal Medicare program as long term acute care hospitals. We expect that the remaining five hospitals, all of which opened in 2002, will eventually be certified as long term acute care hospitals when conditions for qualification are met. These hospitals generally have 30 to 40 beds, and as of December 31, 2002, we operated a total of 2,594 available licensed beds. Our specialty acute care hospitals employ approximately 7,800 people, with the majority being registered or licensed nurses and respiratory therapists. In these specialty hospitals we treat patients with serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, cardiac disorders, non-healing wounds, renal disorders and cancer.

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

     Below is a table that shows the distribution by medical condition of patients in our hospitals for the year ended December 31, 2002.

Distribution
Medical Condition	of Patients

Neuromuscular disorder	30%
Respiratory failure	29
Cardiac disorder	12
Wound care	8
Renal disorder	5
Cancer	3
Other	13

Total	100%

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

     Upon admission, an interdisciplinary team reviews a new patient’s condition. The interdisciplinary team comprises a number of clinicians, including the attending physician, a specialty nurse, a dietician, a pharmacist and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient’s the patient’s family, the treatment team and the payor.

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

“Hospital within a Hospital” Model

     Of the 72 specialty hospitals we operated as of December 31, 2002, four are freestanding facilities and 68 are located in leased space within a host general acute care hospital. These leased spaces are separately licensed hospitals and are commonly referred to as a “hospital within a hospital.” As of December 31, 2002, we operated the largest number of specialty acute care hospitals operating with this “hospital within a hospital” model in the United States. We believe this model provides several advantages to patients, host hospitals, physicians and us.

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

     In addition, our specialty hospitals serve the broader community where they operate, treating patients from other general acute care hospitals in the local market. During the year ended December 31, 2002, 50% of the patients in our “hospital within a hospital” facilities were referred to us from general acute care hospitals other than the host hospitals.

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

     We continually monitor the quality of our patient care by several measures, including patient, payor and physician satisfaction, as well as clinical outcomes. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to the corporate office, and directly to the Joint Commission on Accreditation of

Healthcare Organizations. As of December 31, 2002, all but six of our recently opened hospitals had been accredited by the Joint Commission on Accreditation of Healthcare Organizations. See “—Government Regulations—Licensure—Accreditation.”

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

Increase Higher Margin Commercial Volume

     We typically receive higher reimbursement rates from commercial insurers than we do from the federal Medicare program. As a result, our goal is to expand relationships with insurers to increase commercial patient volume. Each of our hospitals has employees who focus on commercial contracting initiatives within their regions. Contracting professionals in our central office work with these hospital employees to ensure that our corporate contracting standards are met. Our goal in commercial contracting is to give discounted rates to those commercial payors that we expect to add significant patient volume to our hospitals.

     We believe that commercial payors seek to contract with our hospitals because we offer patients quality, cost effective care. Although the level of care we provide is complex and staff intensive, we typically have lower operating expenses than a freestanding general acute care facility’s intensive care unit because of our “hospital within a hospital” operating model. General acute care hospitals incur substantial overhead costs in order to provide a wide array of patient services. We provide a much narrower range of patient services, and our hospitals within a hospital lease space within a general acute care hospital. These factors permit our hospitals to operate with lower overhead costs per patient than general acute care hospitals can. As a result of these lower costs, we offer more attractive rates to commercial payors. Additionally, we provide their enrollees with customized treatment programs not offered in traditional acute care facilities.

Develop New Specialty Acute Care Hospitals

     Our goal is to open approximately eight to ten new specialty acute care hospitals each year using primarily our “hospital within a hospital” model. We seek to lease space from general acute care hospitals with leadership positions in the markets in which they operate. We have successfully contracted with various types of general hospitals, including for-profit, not-for-profit and university affiliated.

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

     During 2000, 2001 and 2002, we completed the development and opening of the following 28 specialty acute care hospitals:

Hospital Name	City	State	Opening Date	Licensed Beds

SSH-Gulfport	Gulfport	MS	January 2000	38
SSH-Denver	Denver	CO	February 2000	32
SSH-Tri-Cities	Bristol	TN	March 2000	25
SSH-St. Louis	St. Louis	MO	April 2000	33
SSH-Wichita	Wichita	KS	June 2000	35
SSH-San Antonio	San Antonio	TX	July 2000	34
SSH-Greensburg	Greensburg	PA	August 2000	31
SSH-Erie	Erie	PA	October 2000	35
SSH-North Dallas	Dallas	TX	November 2000	11
SSH-Fort Smith	Fort Smith	AR	December 2000	34
SSH-Birmingham	Birmingham	AL	February 2001	38
SSH-Jefferson Parish	New Orleans	LA	February 2001	34
SSH-Pontiac	Pontiac	MI	June 2001	30
SSH-Camp Hill	Camp Hill	PA	June 2001	31
SSH-Wyandotte	Wyandotte	MI	September 2001	35
SSH-Charleston	Charleston	WV	December 2001	32
SSH-Northwest Detroit	Detroit	MI	December 2001	36
SSH-Scottsdale	Scottsdale	AZ	December 2001	29
SSH-Bloomington	Bloomington	IN	December 2001	30
SSH-Phoenix-Downtown	Phoenix	AZ	December 2001	33
SSH-Central Pennsylvania	York	PA	June 2002	23
SSH-Saginaw*	Saginaw	MI	June 2002	32
SSH-South Dallas*	DeSoto	TX	July 2002	48
SSH-Jackson*	Jackson	MS	July 2002	40
SSH-Milwaukee (St. Luke’s Campus)	Milwaukee	WI	October 2002	29
SSH-Lexington*	Lexington	KY	October 2002	41
SSH-Denver (South Campus)	Denver	CO	November 2002	27
SSH-Miami*	Miami	FL	December 2002	40

Total				916

*	As of December 31, 2002, certification as a long term acute care hospital was pending, subject to successful completion of a start-up period and/or surveys by the applicable licensure or certifying agencies. See “—Governmental Regulations—Licensure—Certification.”

Grow Through Acquisitions

     In addition to our development initiatives, we intend to grow our network of specialty hospitals through strategic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions, implementing our standardized staffing models and resource management programs. Since our inception in 1997 we have acquired and integrated 37 hospitals which all share our centralized billing and purchasing programs and operate standardized management information systems.

Outpatient Rehabilitation

     We are a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2002, we operated 636 clinics throughout 32 states and the District of Columbia and 101 clinics in seven provinces throughout Canada. Our outpatient rehabilitation division employs approximately 8,200 people. Typically, each of our clinics is located in a freestanding facility in a highly visible medical complex or retail location. In addition to providing therapy in our outpatient clinics, we provide rehabilitation management services and staffing on a contract basis to hospitals, schools, nursing facilities and home health agencies.

     In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and respiratory therapists.

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

Grow Through New Development and Disciplined Acquisitions

     We intend to open new clinics in our current markets where we believe that we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we intend to also evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach. Potential acquisitions are closely evaluated and we seek to buy only those assets that are complementary to our business and that are expected to give us a strong return on our invested capital.

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

	Year ended December 31,

Net Operating Revenues by Payor Source	2002	2001	2000

Commercial insurance (a)	49.1%	51.4%	51.2%
Medicare	40.3	37.3	35.1
Private and other (b)	9.5	10.2	12.4
Medicaid	1.1	1.1	1.3

Total	100.0%	100.0%	100.0%

(a)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(b)	Includes self payors, Canadian revenues, contract management services and non-patient related payments.

Non-Government Sources

     A majority of our net operating revenues come from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies have negotiated discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts.

Government Sources

     Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. Seventy of our hospitals are certified as providers of Medicare, and two of our recently opened hospitals are awaiting their certification approval. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, our specialty hospitals participate in seven state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. Since an important portion of our revenues comes from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”

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

     Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services. If we fail to show public need and obtain approval in these states for our facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement if we proceed with our development or acquisition of the new facility or service.

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

     Certification. In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. Seventy of our hospitals participate in the Medicare program and two of our recently opened hospitals are awaiting their certification approval. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

     Accreditation. Our hospitals receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2002, all but six of our recently opened hospitals had been accredited by the Joint Commission on Accreditation of Healthcare Organizations. Generally, our hospitals have to be in operation for at least six months before they are eligible for accreditation.

Overview of U.S. and State Government Reimbursements

     Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services. For the year ended December 31, 2002, we received approximately 40.3% of our revenue from Medicare.

     Long Term Acute Care Hospital Medicare Reimbursement. The Medicare payment system for long-term acute care hospitals is being changed from a reasonable-cost based payment system to a new prospective payment system specifically applicable to long-term acute care hospitals, which is referred to as “LTCH-PPS”. LTCH-PPS was established by final regulations published on August 30, 2002 by the Centers for Medicare & Medicaid Services (“CMS”), and will apply to long-term care hospitals for their cost reporting periods beginning on or after October 1, 2002. Ultimately, when LTCH-PPS is fully implemented, each patient discharged from a long-term acute care hospital will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). The payment amount for each LTC-DRG is intended to reflect the average cost of treating a Medicare patient’s condition in a long-term acute care hospital relative to patients with conditions described by other LTC-DRGs. LTCH-PPS also includes special payment policies for patients whose length of stay is materially shorter than the average for the LTC-DRG to which the patient is assigned, and for patients for whom the hospital’s cost of care materially exceeds the average for the LTC-DRG to which they are assigned. As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost-based payment system.

     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be classified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients. We currently believe that each of our long-term acute care hospitals will meet this requirement.

     Prior to becoming subject to LTCH-PPS, a long-term acute care hospital is paid on the basis of Medicare reasonable costs per case, subject to limits. Under this cost-based reimbursement system, costs accepted for reimbursement depend on a number of factors, including necessity, reasonableness, related-party principles and relatedness to patient care. Qualifying costs under Medicare’s cost-reimbursement system typically include all operating costs and also capital costs that include interest expense, depreciation, amortization, and rental expense. Non-qualifying costs include marketing costs. Under the cost-based reimbursement system, a long-term acute care hospital is subject to per-discharge payment limits. During a long-term acute care hospital’s initial operations, Medicare payment is capped at the average national target rate established by the Tax Equity and Fiscal Responsibility Act of 1982, commonly known as TEFRA. After the second year of operations, payment is subject to a target amount based on the lesser of the hospital’s cost-per-discharge or the national ceiling in the applicable base year. Legislation enacted in December 2000, the “Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000,” increased the target amount by 25 percent and the national ceiling by 2 percent for cost reporting periods beginning after October 1, 2000.

     The Medicare payment systems described above are different than the system applicable to general acute care hospitals. For general acute care hospitals, Medicare inpatient costs are reimbursed under a prospective payment system under which a hospital receives a fixed payment amount per discharge using diagnosis related groups, commonly referred to as DRGs. The general acute care hospital DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition in that type of facility. Although the average length of stay varies for each DRG, the average stay for all Medicare patients in a general acute care hospital is approximately six days. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients as soon as clinically possible. We believe that the incentive for general acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our long-term acute care hospitals.

     Prior to qualifying under the payment system applicable to long-term acute care hospitals, a new long-term acute care hospital initially receives payments under the general acute care hospital DRG-based reimbursement system. The long-term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long-term acute care hospital requirements, the most significant requirement being an average length of stay of more than 25 days. A “hospital within a hospital” facility must also establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, and limiting the services it purchases directly from its host to 15% of its total operating costs, or limiting the number of patient admissions from its host to 25% of total admissions.

     LTCH-PPS is being phased-in over a five-year transition period, during which a long-term care hospital’s payment for each Medicare patient will be a blended amount consisting of set percentages of the LTC-DRG payment rate and the hospital’s reasonable cost-based reimbursement. The LTC-DRG payment rate is 20% for a hospital’s cost reporting period beginning on or after October 1, 2002, and will increase by 20% for each cost reporting period thereafter until the hospital’s cost reporting period beginning on or after October 1, 2006, when the hospital will be paid solely on the basis of LTC-DRG payment rates. A long-term acute care hospital may elect to be paid solely on the basis of LTC-DRG payment rates (and not be subject to the transition period) at the start of any of its cost reporting periods during the transition period.

     Through December 31, 2002, 13 of our hospitals have become subject to LTCH-PPS pursuant to the new regulations. Twelve of these hospitals elected to be paid solely on the basis of LTC-DRG payment rates. The balance of our hospitals are expected to become subject to LTCH-PPS over the next nine months.

     Under the LTCH-PPS, it may be possible for our hospitals to experience enhanced financial performance. However, there are risks associated with transitioning to the new payment system. We believe that the conversion to the new payment system will be accretive to our earnings, but we are still assessing the potential impact of the LTCH-PPS. Over time, increases in LTC-DRG payment rates may not fully reflect increases in our hospital costs.

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

     Prior to January 1, 1999, outpatient therapy services, including physical therapy, occupational therapy, and speech-language pathology, were reimbursed on the basis of the lower of 90% of reasonable costs or actual charges. Beginning January 1, 1999, the Balanced Budget Act of 1997 (the “BBA”) required that outpatient therapy services be reimbursed on a fee schedule, subject to annual limits. Outpatient therapy providers receive a fixed fee for each procedure performed, which is adjusted by the geographical area in which the facility is located.

     The BBA also imposed annual per Medicare beneficiary caps beginning January 1, 1999 that limited Medicare coverage to $1,500 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,500 for outpatient occupational health services, including deductible and coinsurance amounts. Subsequent legislation imposed a moratorium on the application of these limits for the years 2000, 2001 and 2002. With the expiration of the moratorium, the Centers for Medicare & Medicaid Services (“CMS”) has issued instructions on the application of the therapy caps beginning in 2003. Under those instructions, the therapy caps will be applied in 2003 only for services provided during the period beginning July 1, 2003 through December 31, 2003. With the required application of an inflation index, the therapy caps for that period will be:

•	$1,590 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services), and

•	$1,590 for outpatient occupational health services.

Beginning January 1, 2004, the inflation-adjusted caps will be applied to services provided during each full calendar year. We believe that these therapy caps could have an adverse affect on our outpatient rehabilitation business beginning in 2004.

     Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students and billing for group therapy. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

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

     Long-Term Acute Care Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and the Centers for Medicare & Medicaid Services. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for about 1.5% of our long term acute care net operating revenues for the year ended December 31, 2002.

     Workers’ Compensation. Workers’ compensation programs accounted for approximately 17.6% of our revenue from outpatient rehabilitation services for the year ended December 31, 2002. Workers’ compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.

Canadian Reimbursement

     The Canada Health Act governs the Canadian healthcare system, and provides for federal funding to be transferred to provincial health systems. Our Canadian outpatient rehabilitation clinics receive approximately 50% of their funding through workers’ compensation benefits, which are administered by provincial workers’ compensation boards. The workers’ compensation boards assess employers’ fees based on their industry and past claims history. These fees are then distributed independently by each provincial workers’ compensation board as payments for healthcare services. Therefore, the payments each of our rehabilitation clinics receive for similar services can vary substantially because of the different payment regulations in each province. Additional funding sources for our Canadian clinics are commercial insurance programs, direct patient contribution and publicly funded health care sources. For the year ended December 31, 2002, we derived about 3.5% of our total net operating revenues from our operations in Canada.

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

     From time to time, various federal and state agencies, such as the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2003 Work Plan describes the government’s intention to study providers’ use of satellite units and the “hospital within a hospital” model for furnishing long-term acute care hospital services and the effectiveness of the Centers for Medicare & Medicaid Services’ payment safeguards relating to such services. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.

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

     Medicare-participating hospitals are also subject to the Emergency Medical Treatment and Active Labor Act, an “anti-dumping” statute commonly referred to as EMTALA. If a patient with an emergency condition enters a hospital with an emergency department, this federal law requires the hospital to stabilize a patient suffering from this emergency condition or make an appropriate transfer of the patient to a facility that can handle the condition. There are severe penalties under EMTALA if a hospital refuses to screen or appropriately stabilize or transfer a patient or if the hospital delays appropriate treatment in order to first inquire about the patient’s ability to pay. Although none of our hospitals operate emergency departments, the government has previously interpreted EMTALA broadly to cover situations in which any type of hospital inpatient is transferred in an unstable condition. Most recently, in May 2002, the Department of Health and Human Services and the Centers for Medicare & Medicaid Services issued a proposal to clarify that, except in limited circumstances, EMTALA does not apply to inpatients. Such a clarification, if finalized, would make EMTALA generally inapplicable to our operations.

     Provider-based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate ten long-term acute care hospitals that are treated as provider-based satellites of certain of our other facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based.

     Health Information Practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPPA, also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. If we fail to comply with the standards, we could be subject to criminal penalties and civil sanctions. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPPA are standards for the following:

•	electronic transactions and code sets;

•	unique identifiers for providers, employers, health plans and individuals;

•	security and electronic signatures;

•	privacy; and

•	enforcement.

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the healthcare industry, we believe the law will initially bring about significant and, in some cases, costly changes.

     The Department of Health and Human Services has adopted standards in three areas that most affect our operations. First, standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. We must be in compliance with these requirements by October 16, 2003.

     Second, standards relating to the privacy of individually identifiably health information govern our use and disclosure of protected health information, and require us to impose those rules, by contract, on any business associate to whom such information is disclosed. We are required to comply with these standards by April 14, 2003.

     Third, standards for the security of electronic health information which were issued on February 20, 2003 require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of health information. We are required to comply with the security standards by April 21, 2005.

     We maintain a HIPPA implementation committee that is charged with evaluating and implementing HIPPA. The implementation committee monitors HIPPA’s regulations as they have been adopted to date and as additional standards and modifications are adopted. At this time, we anticipate that we will be able to fully comply with those HIPPA requirements that have been adopted. However, we cannot at this time estimate the cost of such compliance, nor can we estimate the cost of compliance with standards that have not yet been issued or finalized by the Department of Health and Human Services. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

     As of December 31, 2002 we employed approximately 16,400 people throughout the United States and Canada. A total of approximately 10,200 of our employees are full-time and the remaining approximately 6,200 are part-time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,200 and inpatient employees totaled approximately 7,800. The remaining 400 employees were in corporate management and administration.

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

Compliance Program

Our Compliance Program

     In late 1998, we voluntarily adopted our code of conduct, which is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a director of compliance and a director of clinical compliance who assist the compliance officer, a compliance committee and sub-committees, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies.

Operating Our Compliance Program

     We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance committee. We use facility leaders in our compliance sub-committees for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

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

Policies and Procedures Reflecting Compliance Focus Areas

     We review our policies and procedures for our compliance program from to time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the compliance committee.

Internal Audit

     In addition to and in support of the efforts of our compliance department, during 2001 we established an internal audit function led by our full time internal auditor.

Availability of Reports and Other Information

     Our Internet website address is www.selectmedicalcorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed by us with the Securities and Exchange Commission pursuant to sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are accessible free of charge through our website as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission.

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

     Approximately 40.3% of our net operating revenues for the year ended December 31, 2002 came from the highly regulated federal Medicare program. The methods and rates of Medicare reimbursements may change at any time. Our specialty acute care hospitals operate as Medicare-designated long-term acute care hospitals. A new Medicare prospective payment system is being implemented for long-term care hospitals under which our hospitals will be paid a fixed amount for each patient based on the patient’s diagnosis. The new payment system is being phased in over five years during which an increasing percentage of the payment amount for each Medicare patient will be based on the fixed amount and a lesser percentage will be based on the prior reasonable cost-based system subject to caps. Under the LTCH-PPS, it may be possible for our hospitals to experience enhanced financial performance. However, there are risks associated with transitioning to the new payment system. We believe that the conversion to the new payment system will be accretive to our earnings, but we are still assessing the potential impact of the LTCH-PPS. Over time, increases in LTC-DRG payment rates may not fully reflect increases in our hospital costs. See “—Government Regulations—Overview of U.S. and State Government Reimbursements—Long-Term Acute Care Hospital Medicare Reimbursement.”

     Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. These payments were to be subject to annual limits effective January 1, 1999. Congress had imposed a moratorium on these limits through 2002. With the expiration of the moratorium, the maximum amount that we will be paid (including deductible and coinsurance amounts) for any Medicare beneficiary will be limited by the caps. The annual caps during 2003 (which will apply only to services provided on or after July 1, 2003) for physical therapy (including speech-language pathology) services will be $1,590 and for occupational therapy services will be $1,590. Beginning in 2004, inflation-adjusted caps will apply to services provided during the entire calendar year. We believe that these therapy caps could have an adverse affect on our outpatient rehabilitation business beginning in 2004. See “—Government Regulations—Overview of U.S. and State Government Reimbursements—Outpatient Rehabilitation Services Medicare Reimbursement.”

If our hospitals fail to maintain their certification as long-term acute care hospitals or fail to qualify as hospitals separate from their host hospitals, our profitability may decline.

     As of December 31, 2002, 67 of our 72 hospitals were certified as Medicare long-term acute care hospitals, and the remaining five were in the process of becoming certified as Medicare long-term acute care hospitals. If our hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, nearly all of our hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include limitations on services purchased from the host hospital and other requirements concerning separateness from the host hospital. If several of our hospitals were to be subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our profit margins would likely decrease. See “—Government Regulations—Overview of U.S. and State Government Reimbursements—Long-Term Acute Care Hospital Medicare Reimbursement.”

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

     As part of our growth strategy, we intend to pursue acquisitions of specialty hospitals and outpatient rehabilitation clinics. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

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

     We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable candidates for us. This could limit our ability to grow by acquisitions or make our cost of acquisitions higher and less profitable.

If we fail to compete effectively with other hospitals, clinics and healthcare providers, our net operating revenues and profitability may decline.

     The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty acute care hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in markets we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.

Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.

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

     We maintain professional malpractice liability insurance and general liability insurance coverage. As a result of unfavorable pricing and availability trends in the professional liability insurance market and the insurance market in general, the cost and risk sharing components of professional liability coverage has changed dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of the September 11, 2001 terrorist attacks, rising settlement costs and the significant failures of some nationally known insurance underwriters, such as PHICO Insurance Company, which provided us medical malpractice coverage from June 1998 to December 2000. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. As a result, we experienced substantial changes in our medical and professional malpractice insurance program that we renewed on December 31, 2002. Among other things, in order to obtain malpractice insurance at a reasonable cost, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of liability and legal fees that we must pay for each claim. We have engaged an actuary to assist us in determining the value of the losses that may occur within this self-insured retention level and we are required under our insurance agreements to post a letter of credit equal to the estimated losses that we will assume for the 2003 policy year. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay. We believe that our current insurance program is adequate in amount and coverage. However, there can be no assurance that in the future such insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Item 3. Legal Proceedings” and “Business—Government Regulations—Other Healthcare Regulations, and “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Commitments and Contingencies.”

We may experience difficulties integrating the information systems relating to our outpatient rehabilitation business, which could cause business interruption.

     We currently manage our outpatient rehabilitation business using three billing systems. We will continue our transition to a common system to manage all of our scheduling, billing, collecting and patient information for our outpatient rehabilitation clinics. If our systems integration fails or works improperly, we could face interruption in the segments of our business undergoing the transition while we correct the problem. The interruption in the affected segment of our business could include our inability to bill patients and payors for the services we provide. A sustained inability to bill and collect payments would have a material adverse effect on our cash flows and results of operations.

ITEM 2. PROPERTIES

     We currently lease most of our facilities, including clinics, offices, long term acute care hospitals and the corporate headquarters. We lease all of our clinics and related offices, which, as of December 31, 2002, included 737 outpatient rehabilitation clinics throughout the United States and Canada. The outpatient rehabilitation clinics generally have a five-year lease term and include options to renew.

     We also lease all of our hospital facilities except for one 176,000 square foot facility located in Houston, Texas. As of December 31, 2002, we had 68 hospital within a hospital leases and three freestanding building leases.

     We generally seek a five-year lease for our hospitals, with an additional five-year renewal at our option. We lease our corporate headquarters, which is approximately 68,000 square feet, located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2002, this comprised 22 locations throughout the U.S. with approximately 135,000 square feet in total.

ITEM 3. LEGAL PROCEEDINGS

     On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as J.L. Halsey Corporation), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against J.L. Halsey

Corporation. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. On January 3, 2002, J.L. Halsey Corporation and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by J.L. Halsey Corporation of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding alleged conduct occurring after the NovaCare acquisition were not covered by the settlement. In September 2002, Select learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided not to intervene in this case. As of January 31, 2003, Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

     In addition, as part of our business, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, we generally maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. These insurance policies also do not cover punitive damages. See “Item 1. Business—Risk Factors—Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2002, or through the date of this filing.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 28, 2002, our common stock has been listed on the New York Stock Exchange under the symbol “SEM.” Prior to that time, our common stock was quoted on The Nasdaq National Market under the symbol “SLMC.” Prior to our initial public offering on April 5, 2001, there was no public market for our common stock. As of February 28, 2003, there were approximately 128 record holders of our common stock.

     The following table sets forth, on a quarterly basis, the highest and lowest sale price for our common stock for the years ended December 31, 2001 and December 31, 2002 as reported by The Nasdaq National Market or the New York Stock Exchange, respectively.

	HIGH	LOW

2001
Quarter:
Second (from April 5, 2001)	$20.50	$9.50
Third	$22.00	$11.93
Fourth	$18.50	$13.65
2002
First	$16.10	$11.80
Second	$17.20	$13.13
Third	$16.15	$11.60
Fourth	$15.40	$11.84

     We have never declared or paid dividends on our common stock, and we do not intend to pay dividends on our common stock in the foreseeable future. Our current credit facilities and our 9 1/2% senior subordinated notes restrict us from declaring or paying dividends on our common stock. We plan to retain any earnings for use in the operation of our business and to fund future growth. See applicable discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to Select Medical Corporation’s consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected consolidated historical financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained in this report. The data as of December 31, 1998, 1999, 2000, 2001 and 2002 and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Consolidated Statement of Operations Data
Net operating revenues	$1,126,559	$958,956	$805,897	$455,975	$149,043
Operating expenses (a)	999,280	846,938	714,227	413,731	145,450
Depreciation and amortization	25,836	32,290	30,401	16,741	4,942
Special charge (b)	—	—	—	5,223	10,157

Income (loss) from operations	101,443	79,728	61,269	20,280	(11,506)
Interest expense, net	26,614	29,209	35,187	21,099	4,976

Income (loss) before minority interests, income taxes and extraordinary item	74,829	50,519	26,082	(819)	(16,482)
Minority interests (c)	2,022	3,491	4,144	3,662	1,744

Income (loss) before income taxes and extraordinary item	72,807	47,028	21,938	(4,481)	(18,226)
Income tax provision (benefit)	28,576	8,671	9,979	2,811	(182)

Income (loss) before extraordinary item	44,231	38,357	11,959	(7,292)	(18,044)
Extraordinary item (d)	—	8,676	6,247	5,814	—

Net income (loss)	44,231	29,681	5,712	(13,106)	(18,044)
Less: Preferred dividends	—	2,513	8,780	5,175	2,540

Net income (loss) available to common stockholders	$44,231	$27,168	$(3,068)	$(18,281)	$(20,584)

Net income (loss) per common share:
Basic:
Net income (loss) before extraordinary item	$0.95	$0.90	$0.13	$(0.50)	$(1.64)
Extraordinary item	—	(0.22)	(0.25)	(0.24)	—

Net income (loss) per common share	$0.95	$0.68	$(0.12)	$(0.74)	$(1.64)

Diluted:

		Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Net income (loss) before extraordinary item	$0.90	$0.81	$0.12	$(0.50)	$(1.64)
Extraordinary item	—	(0.19)	(0.24)	(0.24)	—

Net income (loss) per common share	$0.90	$0.62	$(0.12)	$(0.74)	$(1.64)

Weighted average common shares outstanding (e):
Basic	46,464	39,957	25,457	24,557	12,517
Diluted	49,128	45,464	25,907	24,557	12,517

Other Data
EBITDA (f)	$127,279	$112,018	$91,670	$42,244	$3,593
EBITDA as a % of net revenue	11.3%	11.7%	11.4%	9.3%	2.4%
Cash flow data
Cash flow (used in) provided by operating activities	$120,812	$95,770	$22,513	$(25,157)	$(24,702)
Cash flow (used in) provided by investing activities	(54,048)	(61,947)	14,197	(181,262)	(209,481)
Cash flow provided by (used in) financing activities	(21,423)	(26,164)	(37,616)	197,480	242,298

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$56,062	$10,703	$3,151	$4,067	$13,001
Working capital	130,621	126,749	105,567	132,598	39,807
Total assets	739,059	650,845	586,800	620,718	336,949
Total debt	260,217	288,423	302,788	340,821	156,080
Preferred stock	—	—	129,573	120,804	55,843
Total stockholders’ equity	286,418	234,284	48,498	49,437	60,494

(a)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(b)	Reflects asset impairments of $6.3 million and litigation settlement costs of $3.8 million in 1998 and asset impairments of $5.2 million in 1999.

(c)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(d)	Reflects the write-off of deferred financing costs that resulted from the refinancing of our senior credit facilities in November 1999 and September 2000. Also reflects the write-off of deferred financing costs and discounts, net of tax, repaid with the proceeds from our initial public offering in April 2001 and the 9 1/2% senior subordinated notes offering in June 2001.

(e)	For information concerning calculation of weighted average shares outstanding, see note 14 to Select Medical Corporation’s consolidated financial statements.

(f)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest, and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a measure commonly used by financial analysts and investors to evaluate the financial results of companies in our industry, and we believe it therefore provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

The following table reconciles EBITDA to net income for the periods indicated:

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(in thousands)
EBITDA	$127,279	$112,018	$91,670	$42,244	$3,593
Depreciation and amortization	(25,836)	(32,290)	(30,401)	(16,741)	(4,942)
Special charge	—	—	—	(5,223)	(10,157)
Interest income	596	507	939	362	406
Interest expense	(27,210)	(29,716)	(36,126)	(21,461)	(5,382)
Minority interest	(2,022)	(3,491)	(4,144)	(3,662)	(1,744)
Income tax expense	(28,576)	(8,671)	(9,979)	(2,811)	182
Extraordinary item	—	(8,676)	(6,247)	(5,814)	—

Net income	$44,231	$29,681	$5,712	$(13,106)	$(18,044)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2002, we operated 72 specialty acute care hospitals in 24 states and 737 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

     We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the year ended December 31, 2002, we had net operating revenues of $1,126.6 million. Of this total, we earned 57% of our net operating revenues from our specialty hospitals and 43% from our outpatient rehabilitation businesses.

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

	Year Ended December 31,

	2002	2001	2000

Specialty Hospital Data
# of Hospitals - Start of Period	64	54	44
# of Hospital Start-ups	8	10	10

# of Hospitals - End of Period	72	64	54

# of Licensed Beds	2,594	2,307	1,982
# of Admissions	21,065	17,416	14,210
# of Patient Days	619,322	519,297	427,448
Average Length of Stay	30	30	30

	Year Ended December 31,

	2002	2001	2000

Net Revenue Per Patient Day (a)	$1,009	$968	$883
Occupancy Rate	71%	68%	63%
% Patient Days – Medicare	76%	75%	76%
Outpatient Rehabilitation Data
# of Clinics Owned – Start of Period	664	636	620
# of Clinics Acquired	14	32	17
# of Clinic Start-ups	49	41	32
# of Clinics Closed/Sold/Consolidated	(48)	(45)	(33)

# of Clinics Owned – End of Period	679	664	636
# of Clinics Managed – End of Period	58	53	43

Total # of Clinics (All) – End of Period	737	717	679

# of Visits (U.S.)	3,841,841	3,774,042	3,712,848
Net Revenue Per Visit (U.S.) (b)	$86	$82	$78

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

Development of New Specialty Acute Care Hospitals and Clinics

     Our goal is to open approximately eight to ten new specialty acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. We also may open new specialty acute care hospitals in freestanding buildings. We internally developed ten hospitals in both 2000 and 2001 and eight hospitals in 2002. Of the eight hospitals we opened in 2002, six utilized our “hospital within a hospital” model and two were freestanding facilities. Each internally developed hospital has typically required approximately $3.4 million over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

     A substantial portion of our specialty hospital revenue was received during the three years ended December 31, 2002 from services provided to Medicare patients and paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. As of December 31, 2001, we had a net amount due to Medicare of $3.4 million. At December 31, 2002, we had a net amount due to Medicare of $7.3 million. We recorded this amount as due to third party payors on our balance sheet. Substantially all of our Medicare cost reports are settled through 1999.

     Net operating revenues generated directly from the Medicare program represented approximately 40.3%, 37.3% and 35.1% of net operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The gradual increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

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

     LTCH-PPS is being phased-in over a five-year transition period, during which a long-term care hospital’s payment for each Medicare patient will be a blended amount consisting of set percentages of the LTC-DRG payment rate and the hospital’s reasonable cost-based reimbursement. The LTC-DRG payment rate is 20% for a hospital’s cost reporting period beginning on or after October 1, 2002, and will increase by 20% for each cost reporting period thereafter until the hospital’s cost reporting period beginning on or after October 1, 2006, when the hospital will be paid solely on the basis of LTC-DRG payment rates. A long-term acute care hospital may elect to be paid solely on the basis of LTC-DRG payment rates (and not be subject to the transition period) at the start of any of its cost reporting periods during the transition period. Through December 31, 2002, 13 of our hospitals have implemented LTCH-PPS pursuant to the new regulations. Twelve of these hospitals elected to be paid solely on the basis of the LTC-DRG payment rates.

     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be classified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients.

     Under the LTCH-PPS, it may be possible for our hospitals to experience enhanced financial performance. However, there are risks associated with transitioning to the new payment system. We believe that the conversion to the new payment system will be accretive to our earnings, but we are still assessing the potential impact of the LTCH-PPS.

     Other revenue primarily represents amounts the Medicare program reimburses us for a portion of our corporate expenses that are related to our specialty hospital operations. Under the LTCH-PPS, we will no longer be specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our specialty hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we will begin allocating corporate departmental costs that are directly related to our specialty hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the increase in net revenue this segment will experience under LTCH-PPS.

Insurance

     Under a number of our insurance programs, which includes our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuaries to assist us in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and make revision to our estimates as necessary to appropriately reflect our liability under these programs.

Bad Debts

     We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

Related Party

     We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $1.4 million, $1.2 million and $1.3 million in 2002, 2001 and 2000, respectively. Our future commitments are related to commercial office space that we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $16.7 million through 2015. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements.

Results of Operations

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Year Ended December 31,

	2002	2001	2000

Net operating revenues	100.0%	100.0%	100.0%
Cost of services (a)	81.9	81.0	81.5
General and administrative	3.5	3.7	3.5
Bad debt expense	3.3	3.6	3.6

EBITDA (b)	11.3	11.7	11.4
Depreciation and amortization	2.3	3.4	3.8

Income from operations	9.0	8.3	7.6
Interest expense, net	2.4	3.0	4.4

Income before minority interests, income taxes and extraordinary item	6.6	5.3	3.2
Minority interests	0.2	0.4	0.5

Income before income taxes and extraordinary item	6.4	4.9	2.7
Income tax	2.5	0.9	1.2

Net income before extraordinary item	3.9	4.0	1.5
Extraordinary item	—	0.9	0.8

Net income	3.9%	3.1%	0.7%

     The following table summarizes selected financial data by business segment, for the periods indicated.

	Year Ended December 31,

				Increase	Increase
				(Decrease)	(Decrease)

	2002	2001	2000	2001-2002	2000-2001

		(dollars in thousands)
Net operating revenues:
Specialty hospitals	$625,238	$503,021	$378,910	24.3%	32.8%
Outpatient rehabilitation	485,101	440,791	416,775	10.1	5.8
Other	16,220	15,144	10,212	7.1	48.3

Total company	$1,126,559	$958,956	$805,897	17.5%	19.0%

EBITDA: (b)
Specialty hospitals	$70,891	$57,556	$44,550	23.2%	29.2%
Outpatient rehabilitation	81,136	76,127	65,420	6.6	16.4
Other	(24,748)	(21,665)	(18,300)	(14.2)	(18.4)

Total company	$127,279	$112,018	$91,670	13.6%	22.2%

Income (loss) from operations:
Specialty hospitals	$57,975	$46,472	$35,421	24.8%	31.2%
Outpatient rehabilitation	70,342	60,790	50,422	15.7	20.6
Other	(26,874)	(27,534)	(24,574)	2.4	(12.0)

Total company	$101,443	$79,728	$61,269	27.2%	30.1%

EBITDA margins: (b)
Specialty hospitals	11.3%	11.4%	11.8%	(0.9)%	(3.4)%
Outpatient rehabilitation	16.7	17.3	15.7	(3.5)	10.2
Other	NM	NM	NM	NM	NM

Total company	11.3%	11.7%	11.4%	(3.4)%	2.6%

Total assets:
Specialty hospitals	$332,737	$303,910	$246,495
Outpatient rehabilitation	326,763	318,224	329,874
Other	79,559	28,711	10,431

Total company	$739,059	$650,845	$586,800

Capital expenditures:
Specialty hospitals	$28,791	$13,452	$13,677
Outpatient rehabilitation	12,637	8,800	6,399
Other	1,755	1,759	2,354

Total company	$43,183	$24,011	$22,430

NM–Not Meaningful.

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, other income, minority interest and extraordinary items. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a measure commonly used by financial analysts and investors to evaluate the financial results of companies in our industry, and we believe it therefore provides useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to similarly titled measures of other companies.

     The following table reconciles EBITDA to net income for the periods indicated:

		Year Ended December 31,
	2002	2001	2000

		(in thousands)
EBITDA	$127,279	$112,018	$91,670
Depreciation and amortization	(25,836)	(32,290)	(30,401)
Interest income	596	507	939
Interest expense	(27,210)	(29,716)	(36,126)
Minority interest	(2,022)	(3,491)	(4,144)
Income tax expense	(28,576)	(8,671)	(9,979)
Extraordinary item	—	(8,676)	(6,247)

Net income	$44,231	$29,681	$5,712

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Operating Revenues

     Our net operating revenues increased by 17.5% to $1,126.6 million for the year ended December 31, 2002 compared to $959.0 million for the year ended December 31, 2001.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 24.3% to $625.2 million for the year ended December 31, 2002 compared to $503.0 million for the year ended December 31, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 11.7% to $549.2 million for the year ended December 31, 2002 from $491.6 million for the year ended December 31, 2001. This resulted from a higher occupancy rate and higher net revenue per patient day. The remaining increase of $64.6 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 10.1% to $485.1 million for the year ended December 31, 2002 compared to $440.8 million for the year ended December 31, 2001. The increase was related to an increase in the number of visits and the net revenue per visit experienced at our outpatient rehabilitation locations and the additional revenues associated with acquisitions that occurred in 2001 and 2002. These acquisitions accounted for $28.6 million of the increase.

     Other. Our other revenues increased to $16.2 million for the year ended December 31, 2002 compared to $15.1 million for the year ended December 31, 2001. The increase in other revenue reflects higher corporate general and administrative costs in 2002, which resulted in higher Medicare reimbursements for those costs.

Operating Expenses

     Our operating expenses increased by 18.0% to $999.3 million for the year ended December 31, 2002 compared to $846.9 million for the year ended December 31, 2001. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The largest contributor to the increase in operating expenses was the internally developed specialty hospitals that commenced operations in 2001 and 2002. Costs also increased as a result of the addition of acquired businesses and increased volumes at our hospitals opened before January 1, 2001. As a percent of our net operating revenues, our operating expenses increased to 88.7% for the year ended December 31, 2002 from 88.3% for the year ended December 31, 2001. Cost of services as a percentage of operating revenues increased to 81.9% for the year ended December 31, 2002 compared to 81.0% for the year ended December 31, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals and an increase in relative salary and benefit costs experienced in our NovaCare outpatient operations. These higher relative costs were the result of an increase in staffing levels to accommodate an anticipated increase in visit volume that did not occur and an increase in our health care costs for this division. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.5% for the year ended December 31, 2002 compared to 3.7% for the year ended December 31, 2001. The 2002 costs were lower because our 2001 costs contained expenses not contained in 2002 related to litigation associated with disputes that we assumed through our NovaCare acquisition and the costs associated with a secondary offering that was terminated in November 2001. Our bad debt expense as a percentage of net operating revenues was 3.3% for the year ended December 31, 2002 compared to 3.6% for the year ended December 31, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA

     Our total EBITDA increased 13.6% to $127.3 million for the year ended December 31, 2002 compared to $112.0 million for the year ended December 31, 2001. Our EBITDA margins decreased slightly to 11.3% for the year ended December 31, 2002 compared to 11.7% for the year ended December 31, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that were opened or developed in 2001 and 2002. We also experienced a decline in our outpatient margins in our NovaCare outpatient operations. If we exclude the dilutive effect caused by the hospitals opened or developed in 2001 and 2002, our total EBITDA margins would be 12.4% for both 2002 and 2001. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Acute Care Hospitals. Our specialty hospital EBITDA increased by 23.2% to $70.9 million for the year ended December 31, 2002 compared to $57.6 million for the year ended December 31, 2001. Our EBITDA margins were 11.3% for the year ended December 31, 2002 compared to 11.4% for the year ended December 31, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that were opened or developed in 2001 and 2002. The hospitals opened before January 1, 2001 and operated throughout both periods had EBITDA of $73.7 million, an increase of 17.5% over the EBITDA for these hospitals in the same period in 2001 of $62.7 million. This increase in same hospital EBITDA resulted from an increase in non-Medicare revenue per patient day, offset by cost increases. Our EBITDA margin in these same store hospitals increased to 13.4% in 2002 from 12.8% in 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation EBITDA increased by 6.6% to $81.1 million for the year ended December 31, 2002 compared to $76.1 million for the year ended December 31, 2001. Approximately $3.9 million of this increase related to incremental EBITDA provided by the acquisitions that occurred in 2001 and 2002. Our EBITDA margins declined to 16.7% for the year ended December 31, 2002 from 17.3% for the year ended December 31, 2001. The reduction in EBITDA margins was related to higher relative salary and benefit costs experienced in our NovaCare outpatient operations. These higher relative costs were the result of an increase in staffing levels to accommodate an anticipated increase in visit volume that did not occur and an increase in our health care costs for this division.

     Other. The EBITDA loss increased to $24.7 million for the year ended December 31, 2002 compared to a loss of $21.7 million for the year ended December 31, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development. Under the LTCH-PPS, we will no longer be specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our specialty hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we will begin allocating corporate departmental costs that are directly related to our specialty hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the increase in net revenue this segment will experience under LTCH-PPS.

Income from Operations

     Income from operations increased 27.2% to $101.4 million for the year ended December 31, 2002 compared to $79.7 million for the year ended December 31, 2001. The increase in income from operations resulted from the EBITDA increases described above, a reduction in amortization expense of $8.8 million resulting from the adoption of SFAS 142, partially offset by an increase in depreciation expense. Depreciation expense increased by 11.0% to $23.3 million for the year ended December 31, 2002 from $21.0 million for the year ended December 31, 2001. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Interest Expense

     Interest expense decreased by $2.5 million to $27.2 million for the year ended December 31, 2002 from $29.7 million for the year ended December 31, 2001. The decline in interest expense is due to the lower debt levels outstanding in 2002 compared to 2001 and a lower effective interest rate in 2002.

Minority Interests

     Minority interests in consolidated earnings decreased to $2.0 million for the year ended December 31, 2002 compared to $3.5 million for the year ended December 31, 2001. This decrease resulted from a smaller percentage of ownership held by minority interests. See “-Capital Resources and Liquidity” for a discussion of our repurchase of minority interests.

Income Taxes

     We recorded income tax expense of $28.6 million for the year ended December 31, 2002. The expense represented an effective tax rate of 39.3% and approximates the federal and state statutory tax rates. We recorded income tax expense of $8.7 million for the year ended December 31, 2001. This expense represented an effective tax rate of 18.4%. Our lower effective tax rate in 2001 resulted from the reversal of our tax valuation allowance. The reversal represented a reduction in the effective tax rate of 20.6 percentage points. Had the reversal not occurred, our effective tax rate would have approximated the combined statutory federal and state tax rate of 39.0%.

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

Minority Interests

     Minority interests in consolidated earnings decreased 15.8% to $3.5 million for the year ended December 31, 2001 compared to $4.1 million for the year ended December 31, 2000. This decrease resulted from a smaller percentage of ownership held by minority interests. See “-Capital Resources and Liquidity” for a discussion of our repurchase of minority interests.

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

     As a result of our limited operating history and the cumulative losses incurred in prior years, we historically provided a valuation allowance for substantially all of our deferred tax assets. Because of the cumulative profitable operations in the three years prior to December 31, 2001, we concluded that it was more likely than not that these deferred tax items would be realized. The reversal of these valuation allowances in the fourth quarter of 2001 resulted in a reduction in the tax provision of $9.7 million and a reduction in goodwill of $18.5 million. The reduction in goodwill relates to those deferred tax assets originating through acquisitions. The reduction in the tax provision generated a positive earnings per share effect of $0.21 for the year.

Extraordinary Item

     As a result of our initial public offering of stock in April 2001 and the issuance of $175 million of 9 ½ % Senior Subordinated Notes in June 2001, we repaid $75 million of our U.S. term loan and all $90 million of our 10% Senior Subordinated Notes. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by a tax benefit of $5.5 million.

Capital Resources and Liquidity

Years Ended December 31, 2002, 2001, and 2000

     Operating activities generated $120.8 million, $95.8 million and $22.5 million in cash during the years ended December 31, 2002, 2001 and 2000, respectively. The trend of increases in cash flow experienced over this time frame is attributable to improved operating income, continued management of payables and lower accounts receivable days outstanding. Our accounts receivable days outstanding were 73 days at December 31, 2002 compared to 77 days at December 31, 2001 and 85 days at December 31, 2000.

     Investing activities used $54.0 million and $61.9 million of cash flow for the years ended December 31, 2002 and 2001, respectively. This usage resulted from purchases of property and equipment of $43.2 million and 24.0 million in 2002 and 2001, respectively, and was related principally to new hospital development. Additionally, we incurred earnout and acquisition related payments of $0.9 million and $9.9 million, respectively in 2002 and $5.7 million and $33.1 million, respectively in 2001. The earnout payments related principally to obligations we assumed as part of the NovaCare acquisition. Acquisition payments related to amounts we paid for new business acquisitions, although in 2001, a portion of the acquisition payments related to our purchases of minority interests. The terms of our agreements with these minority owners allowed some of them to sell their minority interests to us upon the completion of our initial public offering. In total, we paid these minority owners $15.9 million for their ownership interests. Of this amount, $10.9 million was paid in cash and $5.0 million was paid in our stock.

     Investing activities provided $14.2 million of cash flow during 2000. For the year ended December 31, 2000, we received proceeds of $29.9 million from two escrow funds established as part of the NovaCare acquisition and proceeds of $13.0 million from the sale of the occupational health centers. These occupational health centers were an operating division of NovaCare. The claim against the escrow fund resulted from an increase in uncollectible accounts receivable, which were paid with the proceeds from the escrow fund. Cash inflows were offset principally by the purchase of $22.4 million of equipment and acquisition and earnout payments of $9.3 million. The increase in property and equipment purchases reflects the growth in new hospital development during 2000.

     Financing activities used $21.4 million and $26.2 million of cash for the years ended December 31, 2002 and 2001, respectively. This was due principally to the repayment of our credit facility and seller debt. In 2001, we had two significant financing transactions that refinanced existing capital. On April 10, 2001 we completed an initial public offering of 9 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions were approximately $77.3 million. On April 20, 2001 the underwriters exercised their option to purchase an additional 1.35 million shares of common stock to cover overallotments. The net proceeds from the exercise of this option were $11.9 million after deduction of the underwriters discount. The proceeds of the stock offerings were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility, to redeem $52.8 million of our Class A Preferred Stock and the remainder was used for general corporate purposes including the purchases of minority interests. On June 11, 2001, we issued and sold $175.0 million of 9 1/2% Senior Subordinated Notes due 2009. The net proceeds from the sale were approximately $169.5 million, after deducting discounts, commissions and expenses of the offering. We used $90.0 million of the net proceeds to retire our 10% Senior Subordinated Notes which were issued in December 1998, February 1999 and November 1999. We used an additional $79.0 million of the net proceeds to repay part of our senior indebtedness under both the term loan and revolving portions of our senior credit facility. The remainder of the net proceeds was used to pay accrued interest.

     Financing activities used $37.6 million of cash for the year ended December 31, 2000. This was due principally to the repayment of debt.

Capital Resources

     Net working capital remained relatively consistent at $130.6 million at December 31, 2002 compared to $126.7 million at December 31, 2001.

     On September 22, 2000 we entered into a new credit agreement that refinanced our existing bank debt. In January 2001, in anticipation of our initial public offering, we entered into an amendment to our credit agreement that became effective in April 2001. The amendment allowed for the use of the net proceeds of the offering to repay $24.0 million of our senior debt under the U.S. term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock. In May 2001, in anticipation of the senior subordinated note offering, we entered into another amendment to our credit agreement that became effective in June 2001. The amendment allowed for the use of net proceeds to repay $51.0 million of our senior debt under the U.S. term loan portion and $28.0 million of our senior debt under the U.S. revolving portion of our bank credit facility and to repay $90.0 million of existing subordinated debt. The amendment to the credit facility also increased our revolving credit facility by $77.4 million. Our credit facility now consists of a term facility of approximately $74.1 million, and a revolving credit facility of approximately $152.4 million. The term debt began quarterly amortization in September, 2001, with a final maturity date of September 2005. As of December 31, 2002 we had the ability to borrow an additional $147.8 million under our revolving facility. The revolving facility terminates in September 2005.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of December 31, 2002, our weighted average interest rate under our credit agreement was approximately 7.4%. A portion of the amount borrowed under our U.S. term loan portion of our credit agreement is hedged through an interest rate swap transaction, which fixes the rate paid through the term of the agreement. See “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

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

     We believe existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance operations for at least the next twelve months. However, we expect that our cash flow from operations for 2003 will be lower relative to our profits as compared to 2002 because of the following three items. First, the conditions that have allowed us to minimize our cash income tax payments in 2002 will no longer provide us those benefits. These amounts are currently shown as income taxes payable. Second, as a normal course of business, we will be repaying amounts currently overfunded to us by the Medicare and Medicaid programs. These amounts are listed as due to third party payor on our balance sheet. Finally, in the short term we may experience underpayments from the Medicare program for our long-term acute care hospitals as they transition to LTCH-PPS. In the year ended December 31, 2002, we opened eight specialty hospitals. A new specialty hospital has typically required approximately $3.4 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. As of December 31, 2002, we had approximately $147.8 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

Commitments and Contingencies

     In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an Order of the Commonwealth Court of

Pennsylvania (“Liquidation Order”). From June 1998 through December 2000, we had placed our primary malpractice insurance coverage through PHICO. In January 2001, these policies were replaced with policies issued by other insurers. Currently we have approximately 16 unsettled claims in seven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent us from recovering from these state guaranty association funds. At this time, we believe that we will meet the requirements for coverage under the applicable state guaranty association statutes, and that the resolution of these claims will not have a material adverse effect on our financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, our conclusions may change as this process progresses.

     The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

		Payments Due by Year
Contractual Obligations (in thousands)	Total	2003	2004-2006	2007-2008	After 2008

9 1/2% Subordinated Notes	$175,000	—	—	—	$175,000
Credit Facility	74,110	$24,228	$49,882	—	—
Seller Notes	8,869	4,254	4,571	$44	—
Capital Lease Obligations	1,166	367	799	—	—
Other Debt Obligations	1,072	621	451	—	—

Total Debt	260,217	29,470	55,703	44	175,000
Letters of Credit Outstanding	4,620	1,900	2,720	—	—
Shareholder Life Insurance Policy(a)	10,000	1,250	3,750	2,500	2,500
Purchase Obligations	8,234	5,633	2,601	—	—
Naming, Promotional and Sponsorship Agreement	38,019	1,400	4,396	2,996	29,227
Operating Leases	193,189	60,479	104,307	19,598	8,805
Related Party Operating Leases	16,662	1,324	3,627	2,593	9,118

Total Contractual Cash Obligations	$530,941	$101,456	$177,104	$27,731	$224,650

(a)	Beginning in October 2002, we suspended the premium payments that we are obligated to make after the enactment of the Sarbanes-Oxley Act of 2002, pending clarification regarding the legality of making the payments.

Medical and Professional Malpractice Insurance

     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We maintain professional malpractice liability insurance and general liability insurance coverage. As a result of unfavorable pricing and availability trends in the professional liability insurance market and the insurance market in general, the cost and risk sharing components of professional liability coverage has changed dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of the September 11, 2001 terrorist attacks, rising settlement costs and the significant failures of some nationally known insurance underwriters, such as PHICO Insurance Company, which provided us medical malpractice coverage from June 1998 to December 2000. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. As a result, we experienced substantial changes in our medical and professional malpractice insurance program that we renewed on December 31, 2002. Among other things, in order to obtain malpractice insurance at a reasonable cost, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of liability and legal fees that we must pay for each claim. We have engaged an actuary to assist us in determining the value of the losses that may occur within this self-insured retention level and we are required under our insurance agreements to post a letter of credit equal to the estimated losses that we will assume for the 2003 policy year. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. We believe that our current insurance program is adequate in amount and coverage. However, there can be no assurance that in the future such insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. Physicians who refer patients to our facilities are facing similar difficulties obtaining malpractice insurance at a reasonable cost, which could adversely impact the number of our referrals.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material impact on our financial statements.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have applied the disclosure provisions in SFAS No. 148 in our consolidated financial statements and the accompanying notes.

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of SFAS No. 146 is required with the beginning of fiscal year 2003. We do not anticipate a significant impact on our results of operations from adopting this Statement.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and

Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. We reported extraordinary items in 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect us are effective for fiscal periods beginning after May 15, 2002, although early adoption of SFAS 145 is permitted. We believe that the adoption of SFAS 145 will require the reclassification of our extraordinary items recorded in 2000 and 2001 to the other income and expense category of our consolidated statement of operations. In accordance with the provisions of SFAS No. 145, we will adopt this pronouncement in the first quarter of 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.2 million for the year ended December 31, 2002. As required by our credit agreement, on March 30, 2001 we entered into an interest rate swap agreement that fixes the interest rate cost to us on a portion of the U.S. term loans outstanding under our credit facility for a period of four years. The swap became effective on April 27, 2001. In 2002 we amended the swap to mature in March 2003. Approximately $56 million of variable credit facility debt has been converted to fixed rate debt. The fixed rate portion of all of our outstanding U.S. term loans was 91% as of December 31, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item with respect to the Directors of the Registrant will appear under the caption “Election of Directors (Item 1 on Proxy Card)” in the definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant will appear under the caption “Executive Officers” in the definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item will appear under the caption “Executive Compensation” in the definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto, except for the “Report of the Compensation Committee of the Board of Directors on Executive Compensation” contained therein, which is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                 STOCKHOLDER MATTERS

     The information required under this item will appear under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers and Related Stockholder Matters” in the definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item will appear under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Registrants 2003 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference hereto.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART IV

EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND
REPORTS ON FORM 8-K

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

     (b)     Report on Form 8-K

     Form 8-K dated November 13, 2002, pursuant to Item 9, certifications of our Chief Executive Officer and Chief Financial Officer which accompanied our Form 10-Q for the quarter ended September 30, 2002.

     (c)     The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Document

2.1	Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

2.2	First Amendment dated as of November 19, 1999 to Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.3	Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.4	Amendment No. 2 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document

4.1	Indenture governing 9 1/2% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9 1/2% Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828)

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.22	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.24	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.25	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.27	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.29	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.31	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

10.32	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.34	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Settlement Agreement dated as of July 6, 2000 by and among Select Medical Corporation, NC Resources, Inc, NAHC Inc., and NovaCare Holdings, Inc, incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.36	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.41	Amendment No. 1 dated as of February 23, 2001 to Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.43	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.44	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.45	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.46	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.48	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.50	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.51	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.52	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.53	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document

10.54	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.55	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.56	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.57	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.58	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.59	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.60	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.61	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.62	Consulting Agreement between LeRoy S. Zimmerman and Select Medical Corporation dated as of January 1, 2002, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.63	Second Amendment to Cost Sharing Agreement dated as of February 12, 2002 by and among Select Medical Corporation, Select Transport Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Exhibit
Number	Document

10.64	Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan, incorporated by reference to Appendix B of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.65	Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, incorporated by reference to Appendix C of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.66	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.67	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.68	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.69	Amended and Restated Cost Sharing Agreement dated as of August 16, 2002 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.70	Stock Purchase Agreement dated as of September 16, 2002 by and among Rocco A. Ortenzio, Robert A. Ortenzio, Select Medical Corporation and Select Air II Corporation, .incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002

10.71	Mutual Termination of Consulting Agreement dated as of September 26, 2002 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.72	Stock Purchase Agreement dated as of November 20, 2002 by and among Rocco A. Ortenzio, Select Medical Corporation and Select Transport, Inc.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

Select Medical Corporation

Consolidated Financial Statements

With Report of Independent Accountants

Report of Independent Accountants

To the Board of Directors and Stockholders
of Select Medical Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the consolidated financial position of Select Medical Corporation and its subsidiaries (the Company) as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 5, 2003

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$56,062	$10,703
Accounts receivable, net of allowance for doubtful accounts of $79,815 and $79,889 in 2002 and 2001, respectively	233,105	218,393
Current deferred tax asset	40,125	28,945
Other current assets	17,601	18,444

Total Current Assets	346,893	276,485
Property and equipment, net	114,707	92,005
Goodwill	196,887	199,850
Trademark	37,875	37,875
Intangible assets	8,969	9,532
Non-current deferred tax asset	7,995	6,674
Other assets	25,733	28,424

Total Assets	$739,059	$650,845

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$11,121	$6,083
Current portion of long-term debt and notes payable	29,470	26,774
Accounts payable	38,590	33,520
Accrued payroll	34,891	27,160
Accrued vacation	15,195	12,820
Accrued restructuring	800	1,819
Accrued other	36,306	23,568
Income taxes payable	23,722	1,735
Due to third party payors	26,177	16,257

Total Current Liabilities	216,272	149,736
Long-term debt, net of current portion	230,747	261,649

Total Liabilities	447,019	411,385
Commitments and Contingencies (Note 17)
Minority interest in consolidated subsidiary companies	5,622	5,176
Stockholders’ Equity:
Common stock – $.01 per value: Authorized shares - 200,000,000 in 2002 and 2001, Issued shares - 46,676,000 and 46,488,000 in 2002 and 2001, respectively	467	465
Capital in excess of par	236,183	231,349
Retained earnings	50,155	5,924
Treasury stock, at cost - 461,000 shares in 2001	—	(1,560)
Accumulated other comprehensive loss	(387)	(1,894)

Total Stockholders’ Equity	286,418	234,284

Total Liabilities and Stockholders’ Equity	$739,059	$650,845

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2002	2001	2000

Net operating revenues	$1,126,559	$958,956	$805,897

Costs and expenses:
Cost of services	922,553	776,295	656,461
General and administrative	39,409	35,630	28,431
Bad debt expense	37,318	35,013	29,335
Depreciation and amortization	25,836	32,290	30,401

Total costs and expenses	1,025,116	879,228	744,628

Income from operations	101,443	79,728	61,269
Other income and expense:
Interest income	(596)	(507)	(939)
Interest expense	27,210	29,716	36,126

Income before minority interests, income taxes and extraordinary item	74,829	50,519	26,082
Minority interest in consolidated subsidiary companies	2,022	3,491	4,144

Income before income taxes and extraordinary item	72,807	47,028	21,938
Income tax expense	28,576	8,671	9,979

Income before extraordinary item	44,231	38,357	11,959
Extraordinary item, net of tax	—	8,676	6,247

Net income	$44,231	$29,681	$5,712
Less: Preferred dividends		2,513	8,780

Net income (loss) available to common stockholders	$44,231	$27,168	$(3,068)

Net income (loss) per common share:
Basic:
Income before extraordinary item	$0.95	$0.90	$0.13
Extraordinary item	—	(0.22)	(0.25)

Income (loss) per common share	$0.95	$0.68	$(0.12)

Diluted:
Income before extraordinary item	$0.90	$0.81	$0.12
Extraordinary item	—	(0.19)	(0.24)

Income (loss) per common share	$0.90	$0.62	$(0.12)

Weighted average shares outstanding:
Basic	46,464	39,957	25,457
Diluted	49,128	45,464	25,907

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

				Retained		Accumulated
		Common	Capital in	Earnings/		Other
	Common	Stock Par	Excess of	(Accumulated	Treasury	Comprehensive	Comprehensive
	Stock	Value	Par	Deficit)	Stock	Loss	Income

Balance at December 31, 1999	25,525	$255	$79,502	$(29,469)	$(829)	$(22)
Net income				5,712			$5,712
Other comprehensive loss						(10)	(10)

Total comprehensive income							$5,702

Issuance of common stock	172	2	1,116
Purchase of treasury stock					(210)
Issuance of warrants			1,104
Valuation of non-employee options			127
Preferred stock dividends			(8,780)

Balance at December 31, 2000	25,697	257	73,069	(23,757)	(1,039)	(32)
Net income				29,681			$29,681
Other comprehensive loss						(1,862)	(1,862)

Total comprehensive income							$27,819

Issuance of common stock in connection with initial public offering, net of issuance costs of $2,262	10,350	104	89,077
Conversion of Class B Preferred Stock	9,216	92	59,908
Stock issued to acquire minority interest	523	5	4,968
Purchase of treasury stock					(521)
Issuance of common stock	702	7	4,327
Tax benefit of stock option exercises			2,513
Preferred stock dividends			(2,513)

Balance at December 31, 2001	46,488	465	231,349	5,924	(1,560)	(1,894)
Net income				44,231			$44,231
Other comprehensive income						1,507	1,507

Total comprehensive income							$45,738

Issuance of common stock	649	6	4,095
Retirement of treasury stock	(461)	(4)	(1,556)		1,560
Valuation of non-employee options			56
Tax benefit of stock option exercises			2,239

Balance at December 31, 2002	46,676	$467	$236,183	$50,155	$—	$(387)

The accompanying notes are an integral part of these financial statements.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,

	2002	2001	2000

Operating activities
Net income	$44,231	$29,681	$5,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,836	32,290	30,401
Provision for bad debts	37,318	35,013	29,335
Extraordinary item, net of tax	—	8,676	6,247
Deferred income taxes	8,878	(5,903)	—
Loss on sale of assets	—	—	111
Minority interests	2,022	3,491	4,144
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(53,893)	(49,432)	(36,964)
Other current assets	(387)	(456)	(2,692)
Other assets	2,671	1,053	(5,019)
Accounts payable	3,887	4,715	1,380
Due to third-party payors	12,979	14,746	(17,673)
Accrued expenses	22,456	14,023	(17)
Income taxes	14,814	7,873	7,548

Net cash provided by operating activities	120,812	95,770	22,513

Investing activities
Purchases of property and equipment, net	(43,183)	(24,011)	(22,430)
Escrow receivable	—	—	29,948
Proceeds from disposal of assets held for sale	—	—	13,000
Proceeds from disposal of assets	—	808	2,947
Earnout payments	(928)	(5,660)	(3,430)
Acquisition of businesses, net of cash acquired	(9,937)	(33,084)	(5,838)

Net cash provided by (used in) investing activities	(54,048)	(61,947)	14,197

Financing activities
Issuance of 9.5% Senior Subordinated Notes	—	175,000	—
Net repayments on credit facility debt	(22,672)	(98,320)	(12,000)
Repayment of 10% Senior Subordinated Notes	—	(90,000)	—
Principal payments on seller and other debt	(6,173)	(19,030)	(27,577)
Proceeds from initial public offering, net of fees	—	89,181	—
Proceeds from issuance of common stock	4,101	4,334	1,118
Acquisition of treasury stock	—	—	(210)
Redemption of Class A Preferred Stock	—	(52,838)	(11)
Payment of Class A and Class B Preferred Stock Dividends	—	(19,248)	—
Proceeds from (payments of) bank overdrafts	5,038	(8,135)	7,253
Payment of deferred financing costs	(67)	(4,681)	(4,563)
Distributions to minority interests	(1,650)	(2,427)	(1,626)

Net cash used in financing activities	(21,423)	(26,164)	(37,616)

Effect of exchange rate changes on cash and cash equivalents	18	(107)	(10)

Net increase (decrease) in cash and cash equivalents	45,359	7,552	(916)
Cash and cash equivalents at beginning of period	10,703	3,151	4,067

Cash and cash equivalents at end of period	$56,062	$10,703	$3,151

Supplemental Cash Flow Information
Cash paid for interest	$24,858	$30,547	$36,125
Cash paid for income taxes	$5,352	$6,017	$3,476

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Notes to Consolidated Financial Statements

1. Organization and Significant Accounting Policies

Business Description

Select Medical Corporation and its subsidiaries (the “Company”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. The Company provides long-term acute care hospital services through its Select Specialty Hospital division and provides physical, occupational, and speech rehabilitation services through its outpatient divisions. Select Specialty Hospital division owns and operates long-term acute care hospitals. These hospitals, which average approximately 30 to 40 beds in size, operate generally in space leased within general acute care hospitals. These hospitals offer intensive nursing care, vent weaning, and therapy services to high acuity patients who require long lengths of hospital care before being discharged to a nursing home or home care environment. At December 31, 2002, 2001 and 2000, the Company operated 72, 64 and 54 long-term acute care hospitals, respectively. The Company’s outpatient divisions provide rehabilitation services in outpatient clinics owned or managed by the Company and under therapy contracts with nursing homes, schools, hospitals, and home care agencies. At December 31, 2002, 2001, and 2000, the Company operated 737, 717, and 679 outpatient clinics, respectively. At December 31, 2002, 2001 and 2000, the Company had operations in Canada and 38, 37 and 35 states, respectively.

Reclassifications

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable.

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

Select Medical Corporation
Notes to Consolidated Financial Statements

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

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks. Management Service Agreements (“MSA’s”) represent consideration paid to therapists’ groups for entering into MSA’s with the Company. The Company’s MSA’s are for a term of 20 years with renewal options. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses.

The useful life of each class of intangible asset is as follows:

Goodwill	Indefinite
Trademarks	Indefinite
Management services agreements	20 years

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded costs may not be recoverable. In addition, the Company also analyzes the recovery of long-lived assets on an enterprise basis.

If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Select Medical Corporation
Notes to Consolidated Financial Statements

Due to Third-Party Payors

Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

The Company is insured for malpractice claims based on a claims made or claims incurred policy purchased in the commercial market. A liability is estimated for the premium cost for tail coverage. If coverage is cancelled or not renewed, the Company has the right to purchase an extended reporting period (“tail”) within thirty days of policy termination for claims made after policy termination, but prior to the policy retroactive date. The cost will be calculated using the rates and rules in effect by the insurance company when the extended reporting period begins.

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

Treasury Stock

Treasury stock is carried at cost, determined by the first-in, first-out method. During 2002, the Company retired 461,000 shares of treasury stock.

Revenue Recognition

Net operating revenues consists of patient, contract therapy, and management services revenues and are recognized as services are rendered.

Select Medical Corporation
Notes to Consolidated Financial Statements

Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, and per diem payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances. Net operating revenues generated directly from the Medicare program represented approximately 40%, 37% and 35% of the Company’s consolidated net operating revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately 30% of the Company’s gross accounts receivable at December 31, 2002 and 2001 are from this payor source. Medicare payments received by a majority of the Company’s specialty hospitals are paid under a cost-based reimbursement methodology and are subject to final settlement based on administrative review and audit by third parties.

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

LTCH-PPS is being phased in over a five-year transition period, during which a long-term care hospital’s payment for each Medicare patient will be a blended amount consisting of set percentages of the LTC-DRG payment rate and the hospital’s reasonable cost-based reimbursement. The LTC-DRG payment is 20% for a hospital’s cost reporting period beginning on or after October 1, 2002, and will increase by 20% for each cost reporting period thereafter until the hospital’s cost reporting period beginning on or after October 1, 2006, when the hospital will be paid solely on the basis of LTC-DRG payments. A long-term acute care hospital may elect to be paid solely on the basis of LTC-DRG payments (and not be subject to the transition period) at the start of any of its cost reporting periods during the transition period. Through December 31, 2002, 13 of the Company’s hospitals have implemented LTCH-PPS pursuant to the new regulations. Twelve of these hospitals elected to be paid solely on the basis of the LTC-DRG payments.

Select Medical Corporation
Notes to Consolidated Financial Statements

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

Foreign Currency Translations

The Company uses the local currency as the functional currency for its Canadian operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments impacting comprehensive income (loss) are recorded as a separate component of stockholders’ equity. The cumulative translation adjustment was a loss of $74,000, $317,000 and $32,000 at December 31, 2002, 2001 and 2000, respectively.

Select Medical Corporation
Notes to Consolidated Financial Statements

Financial Instruments and Hedging

Effective January 1, 2001, the Company adopted SFAS No. 133. Since the Company had no derivative financial instruments at January 1, 2001, there was no cumulative effect upon adoption. The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and not entered into for speculative purposes. The Company enters into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. Interest rate swaps are reflected at fair value in the consolidated balance sheet and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. At December 31, 2002 and 2001 the fair value of the interest rate swap arrangement was $313,000, and $1,577,000, respectively. To the extent that any derivative instrument is not designated as a hedge under SFAS No. 133, the gains and losses are recognized in income based on fair market value.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “ Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements.

Select Medical Corporation
Notes to Consolidated Financial Statements

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has applied the disclosure provisions in SFAS No. 148 in its consolidated financial statements and the accompanying notes.

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation costs for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, approximately $10,326,000, $4,454,000 and $241,000 of additional compensation expense, net of tax, would have been recognized during the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model assuming no dividend yield, volatility of 39% in 2002 and 2001 and no volatility in 2000 (before the initial public offering), an expected life of four years from the date of vesting and a risk free interest rate of 3.4%, 4.4% and 5.9% in 2002, 2001 and 2000, respectively.

Select Medical Corporation
Notes to Consolidated Financial Statements

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the year ended December 31,

	2002	2001	2000

Net income (loss) available to common stockholders – as reported	$44,231,000	$27,168,000	$(3,068,000)
Net income (loss) available to common stockholders – pro forma	33,905,000	22,714,000	(3,309,000)
Weighted average grant-date fair value	7.08	4.54	0.93
Basic earnings (loss) per share – as reported	0.95	0.68	(0.12)
Basic earnings (loss) per share – pro forma	0.73	0.57	(0.13)
Diluted earnings (loss) per share – as reported	0.90	0.62	(0.12)
Diluted earnings (loss) per share – pro forma	0.69	0.52	(0.13)

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect FIN 45 to have a material impact on its financial position or results of operations.

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

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the

Select Medical Corporation
Notes to Consolidated Financial Statements

extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. The Company reported extraordinary items in 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect the Company are effective for fiscal periods beginning after May 15, 2002, although early adoption of SFAS 145 is permitted. The Company believes that the adoption of SFAS 145 will require the reclassification of its extraordinary items recorded in 2000 and 2001 to the other income and expense category of its consolidated statement of operations. In accordance with the provisions of SFAS No. 145, the Company will adopt this pronouncement in the first quarter of 2003.

2.     Acquisitions, Disposal and Management Services Agreements

For the Year Ended December 31, 2002

During 2002, the Company acquired controlling interests in seven outpatient therapy businesses. Outpatient therapy acquisitions consisted of Healthcare Motivations, Inc. on April 8, 2002, Pacific Coast Rehabilitation Physiotherapist Corporation on May 22, 2002, Physiotherapy Moncton Inc. and Canadian Back Rehabilitation Centre Limited on July 31, 2002, Halifax Physiotherapy and Sports Injuries Clinic Limited on September 30, 2002 and 1217406 Ontario Limited and Workplace Wellness on October 31, 2002.

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

Select Medical Corporation
Notes to Consolidated Financial Statements

Information with respect to businesses acquired in purchase transactions is as follows:

	For the year ended December 31,

	2002	2001	2000

Cash paid (net of cash acquired)	$9,937,000	$33,084,000	$5,838,000
Notes issued	1,864,000	4,100,000	3,207,000
Common stock issued	—	4,973,000	—

	11,801,000	42,157,000	9,045,000
Liabilities assumed	345,000	2,357,000	255,000

	12,146,000	44,514,000	9,300,000
Fair value of assets acquired, principally accounts receivable and property and equipment	4,191,000	9,048,000	1,606,000
Minority interest liabilities relieved	70,000	8,268,000	—

Cost in excess of fair value of net assets acquired (goodwill)	$7,885,000	$27,198,000	$7,694,000

The proforma information relative to these acquisitions required under SFAS 141 has been excluded due to immateriality.

3. Property and Equipment

Property and equipment consists of the following:

	December 31,

	2002	2001

Land	$501,000	$501,000
Leasehold improvements	64,317,000	46,325,000
Buildings	17,970,000	17,000,000
Furniture and equipment	112,942,000	87,154,000
Construction-in-progress	4,085,000	1,578,000

	199,815,000	152,558,000
Less: accumulated depreciation and amortization	85,108,000	60,553,000

Total property and equipment	$114,707,000	$92,005,000

4. Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually, or more frequently if impairment indicators arise. Additionally, a transitional impairment test is required within six months of the date of adoption utilizing data as of the beginning of the year. These reviews require the Company to estimate the fair value of its identified reporting units and

Select Medical Corporation
Notes to Consolidated Financial Statements

compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the units.

During the quarter ended March 31, 2002, the Company conducted its initial transition test. In all instances, the estimated fair value of the reporting units exceeded their book values and therefore no write-down of goodwill was required at January 1, 2002.

Amortization expense for intangible assets with finite lives for the year ended December 31, 2002 was $665,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2003 will be approximately $553,000.

Intangible assets consist of the following:

	As of December 31, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Management services agreements	$11,404,000	$(2,435,000)

Unamortized intangible assets
Goodwill	$196,887,000
Trademarks	37,875,000

Total	$234,762,000

	As of December 31, 2001

	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets
Management services agreements	$11,329,000	$(1,797,000)

Unamortized intangible assets
Goodwill	$199,850,000
Trademarks	37,875,000

Total	$237,725,000

Select Medical Corporation
Notes to Consolidated Financial Statements

The following table reflects unaudited pro forma results of operations, net of related tax effect, of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2000:

	For the Year Ended December 31,

	2002	2001	2000

Reported net income (loss) available to common stock holders	$44,231,000	$27,168,000	$(3,068,000)
Add back: Goodwill amortization	—	4,740,000	4,895,000
Add back: Trademark amortization	—	610,000	686,000

Adjusted net income available to common stockholders	$44,231,000	$32,518,000	$2,513,000

Basic earnings per share:
Reported net income (loss) per common share	$0.95	$0.68	$(0.12)
Goodwill Amortization	—	0.12	0.19
Trademark amortization	—	0.01	0.03

Adjusted net income per common share	$0.95	$0.81	$0.10

Diluted earnings per share:
Reported net income (loss) per common share	$0.90	$0.62	$(0.12)
Goodwill Amortization	—	0.11	0.19
Trademark amortization	—	0.01	0.03

Adjusted net income per common share	$0.90	$0.74	$0.10

Select Medical Corporation
Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2001 and 2002 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Balance as of January 1, 2001	$88,145,000	$113,729,000	$599,000	$202,473,000
Goodwill acquired during year	—	27,198,000	—	27,198,000
Income tax benefits recognized	—	(26,564,000)	—	(26,564,000)
Earn-out payments	—	5,660,000	—	5,660,000
Translation adjustment	—	(1,113,000)	—	(1,113,000)
Amortization	(3,754,000)	(4,002,000)	(15,000)	(7,771,000)
Other	—	(33,000)	—	(33,000)

Balance as of December 31, 2001	84,391,000	114,875,000	584,000	199,850,000
Goodwill acquired during year	—	7,885,000	—	7,885,000
Income tax benefits recognized	—	(11,938,000)	—	(11,938,000)
Earn-out payments	—	928,000	—	928,000
Translation adjustment	—	192,000	—	192,000
Other	—	(30,000)	—	(30,000)

Balance as of December 31, 2002	$84,391,000	$111,912,000	$584,000	$196,887,000

5. Restructuring Reserves

During December 1998, the Company recorded a $7,648,000 restructuring reserve in connection with the acquisition of Intensiva Healthcare Corporation. The Company also recorded a restructuring reserve of $5,743,000 in 1999 related to the NovaCare acquisition. The reserves primarily included costs associated with workforce reductions of 25 and 162 in 1998 and 1999, respectively, and lease buyouts in accordance with the Company’s qualified restructuring plan. During 2000, the Company revised its estimates for the NovaCare termination costs, severance liabilities and the anticipated closure of two central billing offices related to the NovaCare acquisition. The reserves for the billing office closures primarily included costs associated with lease buyouts and workforce reductions of 67 employees. These changes in estimates have been reflected as an adjustment to the purchase price of NovaCare.

Select Medical Corporation
Notes to Consolidated Financial Statements

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total

January 1, 2000	$7,214,000	$700,000	$1,443,000	$9,357,000
Revision of estimate	214,000	841,000	184,000	1,239,000
Amounts paid in 2000	(3,743,000)	(601,000)	(1,551,000)	(5,895,000)

December 31, 2000	3,685,000	940,000	76,000	4,701,000
Revision of estimate	55,000	106,000	—	161,000
Amounts paid in 2001	(2,053,000)	(914,000)	(76,000)	(3,043,000)

December 31, 2001	1,687,000	132,000	—	1,819,000
Amounts paid in 2002	(899,000)	(120,000)	—	(1,019,000)

December 31, 2002	$788,000	$12,000	$—	$800,000

All employees to be terminated have been severed and the Company expects to pay out the remaining restructuring reserves through 2005.

6. Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following table:

	December 31,

	2002	2001

9 ½ % Senior Subordinated Notes	$175,000,000	$175,000,000
Senior Credit facility	74,110,000	96,782,000
Seller notes	8,869,000	14,849,000
Other	2,238,000	1,792,000

Total debt	260,217,000	288,423,000
Less: current maturities	29,470,000	26,774,000

Total long-term debt	$230,747,000	$261,649,000

On June 11, 2001, the Company issued and sold $175.0 million aggregate principle amount of 9 ½ % Senior Subordinated Notes due June 15, 2009. The net proceeds relating to the 9  ½ % Senior Subordinated Notes were used to repay debt under the Company’s senior credit facility and to repay 10% Senior Subordinated Notes. Deferred financing costs and discounts of $8,676,000 related to the repayments, net of tax, were reflected as an extraordinary loss in 2001. The 9  ½ % Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by certain wholly owned subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries have not guaranteed the notes (the “Non-Guarantor Subsidiaries”). The creditors of the Non-Guarantor Subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.

Select Medical Corporation
Notes to Consolidated Financial Statements

The senior credit facility consists of a term portion of approximately $74.1 million and a revolving credit portion of approximately $152.4 million. The term debt began quarterly amortization in September 2001, with a final maturity date of September 2005. The revolving commitment also matures in September 2005. Borrowings under the facility bear interest at either LIBOR or Prime rate, plus applicable margins based on financial covenant ratio tests. Borrowings bore interest at approximately 7.4% and 7.6% at December 31, 2002 and 2001, respectively. A commitment fee of .375% to .5% per annum is charged on the unused portion of the credit facility. Availability under the revolving credit facility at December 31, 2002 was approximately $147.8 million. The credit facility is collateralized by substantially all of the tangible and intangible assets of the Company and its subsidiaries, including all of the capital stock of its domestic subsidiaries and 65% of the capital stock of its direct foreign subsidiaries, and includes restrictions on certain payments by the Company, including dividend payments, minimum net worth requirements and other covenants. The Company is authorized to issue up to $10,000,000 in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial covenant ratio tests. Approximately $4.6 million and $4.4 million in letters of credit were issued at December 31, 2002 and 2001, respectively.

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

The Company’s obligations under its previous credit agreements, which were refinanced in 1999, were collateralized by guarantees of two of the Company’s principal stockholders. In connection with the debt guarantees, the Company and certain shareholders entered into a warrant agreement. The Company issued 549,000, 460,000 and 864,000 warrants to these shareholders in 2000, 1999 and 1998, respectively, that entitle the holder of each warrant to purchase one share of common stock at an exercise price of $6.08 per share or at a price equal to the lowest selling price of common shares sold by the Company after June 30, 1998. The warrants expire on June 30, 2003. The value of the warrants was accounted for as a financing cost and amortized over the term of the guarantees.

The Seller Notes relate to the acquisition of related businesses and require periodic payments of principal and interest that mature on various dates through 2007. Also, certain of the notes contain minimum net worth requirements. Interest rates are at 6% per annum.

Select Medical Corporation
Notes to Consolidated Financial Statements

Maturities of long-term debt for the years after 2003 are approximately as follows:

2004	$32,702,000
2005	22,957,000
2006	44,000
2007	44,000
2008 and beyond	175,000,000

7. Redeemable Preferred Stock and Stockholders’ Equity

Shareholder Rights Plan

On September 17, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on October 2, 2001. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. Each right will separate and entitle the shareholders to buy stock upon an occurrence of certain takeover or stock accumulation events. Should any person or group (Acquiring Person) acquire beneficial ownership of 15% or more of the Company’s common stock, each right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $104, that number of shares of the Company’s common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company. Certain of our principal stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Rights Plan.

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

Class B Preferred Stock

In connection with the NovaCare acquisition in 1999, the Company sold 16,000,000 shares of Class B Preferred Stock at a price of $3.75 per share for net proceeds of $59,361,000. Each share of Class B preferred stock was convertible at any time, at the option of the stockholder, into .576 shares of common stock. The Class B Preferred Stock had an annual cash dividend rate of 6% per share, which accrued on a daily basis.

In connection with the Company’s initial public offering in April 10, 2001, all 16,000,000 outstanding Class B Preferred Stock automatically converted into 9,216,000 shares of common stock. The accrued dividends on the Class B Preferred Stock totaling $5.2 million were paid on May 2, 2001.

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

In connection with the debt offering as described in Note 6, the Company repaid its 10% Senior Subordinated Notes which resulted in the return to the Company of 240,048 shares of common stock that were issued to WCAS Capital Partners III, L.P. in conjunction with the November 19, 1999 10% Senior Subordinated Notes.

Shares of common stock sold during 2000 totaled 172,000. The shares were issued to management at $6.51 for proceeds totaling $1,118,000. The Company purchased 32,000 shares as treasury stock during 2000 for $210,000.

Select Medical Corporation
Notes to Consolidated Financial Statements

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

In conjunction with the Company’s initial public offering, the Company purchased outstanding minority interests of certain of its subsidiaries for $10.9 million in cash and $5.0 million in common stock. The acquisitions were accounted for using the purchase method of accounting.

9. Stock Option Plans

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

Select Medical Corporation
Notes to Consolidated Financial Statements

of 5,760,000 plus 14% of the total issued and outstanding common stock in excess of 34,560,000 shares, subject to adjustment for stock splits, stock dividends and similar changes in capitalization.

On April 11, 2002, the Company’s Board of Directors adopted the Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, which was approved by the stockholders on May 13, 2002. The amended plan provides for the grant of non-qualified stock options to key employees to purchase an additional 3,000,000 shares of common stock. A substantial portion of these options are Performance Accelerated Vesting Options. The Performance Accelerated Vesting Options will vest and become exercisable on the seventh anniversary of the grant of such options, but the vesting schedule for these options will be accelerated if the Company meets or exceeds its performance-based targets of earnings per share (EPS) and return on equity (ROE). The EPS target for 2002 was $0.84 and for each subsequent year, the EPS target will be calculated by increasing the immediately preceding year’s EPS target by fifteen percent. The ROE target for 2002 was 13.5%, and for each subsequent year the ROE target shall be determined by increasing the target percentage for the immediately preceding year by .5%. Twenty percent (20%) of a grant of Performance Accelerated Vesting Options shall vest and become exercisable after the completion of each fiscal year in which the Company meets or exceeds both its earnings per share and return on equity targets. No accelerated vesting shall occur in years in which the Company fails to meet either of its targets. In addition, if the Company meets both of these targets in 2002, 2003 and 2004, and the Company’s earnings per share for fiscal year 2004 is greater than or equal to $1.21, then all Performance Accelerated Vesting Options will become fully vested and immediately exercisable. Due to the Company meeting its performance-based targets of EPS and ROE in 2002, 20% of the Performance Accelerated Vesting Options vested subsequent to December 31, 2002. Total options available for grant under the Second Amended and Restated 1997 Stock Option Plan were 10,456,000 and 7,365,000 at December 31, 2002 and 2001, respectively.

Select Medical Corporation

Notes to Consolidated Financial Statements

Transactions and other information related to the Second Amended and Restated 1997 Stock Option Plan are as follows:

			Weighted
	Price		Average
	Per Share	Shares	Exercise Price

Balance, December 31, 1999	$1.74 to 6.51	2,761,000	$6.21
Granted	6.51 to 10.42	1,876,000	7.60
Exercised	6.08	(4,000)	6.08
Forfeited	1.74 to 6.51	(132,000)	6.65

Balance, December 31, 2000	$1.74 to 10.42	4,501,000	$6.79
Granted	9.50 to 17.05	2,555,000	11.34
Exercised	6.08 to 10.42	(702,000)	6.18
Forfeited	6.08 to 11.28	(96,000)	9.30

Balance, December 31, 2001	$1.74 to 17.05	6,258,000	$8.79
Granted	12.66 to 15.25	4,477,000	14.87
Exercised	6.08 to 11.75	(649,000)	6.32
Forfeited	6.08 to 17.05	(235,000)	12.13

Balance, December 31, 2002	$1.74 to 17.05	9,851,000	$11.64

Additional information with respect to the outstanding options as of December 31, 2002, 2001, 2000 and 1999 for the Second Amended and Restated 1997 Stock Option Plan is as follows:

			Range of Exercise Prices

		$6.08-	$9.50-	$14.15-
	$ 1.74	$6.51	$14.04	$17.05

Number outstanding at December 31, 1999	18,000	2,743,000	—
Options outstanding weighted average remaining contractual life	7.86	9.34	—	—
Number of excercisable	6,000	2,419,000	—	—
Number outstanding at December 31, 2000	18,000	3,973,000	510,000	—
Options outstanding weighted average remaining contractual life	6.86	8.58	9.79	—
Number of excercisable	10,000	1,404,000	1,095,000	—
Number outstanding at December 31, 2001	18,000	3,239,000	2,897,000	104,000
Options outstanding weighted average remaining contractual life	5.86	7.68	9.21	9.75
Number of excercisable	13,000	2,110,000	988,000	—
Number outstanding at December 31, 2002	17,000	2,578,000	3,600,000	3,656,000
Options outstanding weighted average remaining contractual life	4.86	6.80	8.42	9.36
Number of excercisable	17,000	1,781,000	1,920,000	1,127,000

Select Medical Corporation

Notes to Consolidated Financial Statements

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

10. Income Taxes

Significant components of the Company’s tax provision before extraordinary items for the years ended December 31, 2002, 2001 and 2000 are as follows:

	For the year ended December 31,

	2002	2001	2000

Current:
Federal	$14,345,000	$10,863,000	—
State and local	3,599,000	2,772,000	$1,275,000
Foreign	1,754,000	939,000	301,000

Total current	19,698,000	14,574,000	1,576,000
Deferred	8,878,000	(5,903,000)	8,403,000

Total income tax provision	$28,576,000	$8,671,000	$9,979,000

The difference between the expected income tax provision at the federal statutory rate of 35% and the income tax expense (benefit) recognized in the financial statements is as follows:

	For the year ended December 31,

	2002	2001	2000

Expected federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	3.8	3.8
Non-deductible goodwill	—	3.2	6.7
Other permanent differences	0.5	0.5	0.7
Foreign taxes	0.5	0.6	0.4
Valuation allowance	—	(20.6)	(0.2)
Net operating loss usage	—	(7.2)	—
Other	0.4	3.1	(0.9)

Total	39.3%	18.4%	45.5%

Select Medical Corporation

Notes to Consolidated Financial Statements

Undistributed earnings of the Company’s foreign subsidiary are permanently reinvested. Accordingly, no deferred taxes have been provided on these earnings.

A summary of deferred tax assets and liabilities is as follows:

	For the year ended December 31,

	2002	2001

Deferred tax assets (liabilities) – current
Allowance for doubtful accounts	$31,327,000	$25,232,000
Compensation and benefit related accruals	9,100,000	3,034,000
Other	(268,000)	679,000

Net deferred tax asset – current	40,159,000	28,945,000

Deferred tax assets – non current
Expenses not currently deductible for tax	—	84,000
Net operating loss carry forwards	7,086,000	8,759,000
Depreciation and amortization	3,737,000	693,000

Net deferred tax asset – non current	10,823,000	9,536,000

Net deferred tax asset before valuation allowance	50,982,000	38,481,000
Valuation allowance	(2,862,000)	(2,862,000)

	$48,120,000	$35,619,000

As a result of Company’s limited operating history and the cumulative losses incurred in prior years, the Company had historically provided a valuation allowance for substantially all of its deferred tax assets. In 2001, management concluded that it was more likely than not that those deferred tax items would be realized, due to the cumulative profitable operations over the past three years. The reversal of those valuation allowances in the fourth quarter of 2001 resulted in a reduction in the tax provision of $9.7 million and a reduction in goodwill of $18.5 million. The reduction in goodwill relates to those deferred tax assets originating through acquisitions.

Select Medical Corporation

Notes to Consolidated Financial Statements

Net operating loss carry forwards expire as follows:

2003	$97,000
2004	97,000
2005	97,000
2006	—
Thereafter through 2019	$3,450,000

As a result of the acquisition of American Transitional Hospitals, Inc. and NovaCare, the Company is subject to the provisions of Section 382 of the Internal Revenue Code which provide for annual limitations on the deductibility of acquired net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. Additionally, if certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

11. Extraordinary item

As a result of the initial public offering of stock in April 2001 and the issuance of $175 million of 9 ½ % Senior Subordinated Notes in June 2001, the Company repaid $75 million of the U.S. term loan and all $90 million of the 10% Senior Subordinated Notes. The extraordinary item consists of $1.3 million of unamortized deferred financing costs related to the repayment of the U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes. These costs were offset by an anticipated tax benefit of $5.5 million.

On September 22, 2000, the Company entered into a new $230 million credit facility. This credit facility replaced the Company’s $225 million credit facility from November 19, 1999. The extraordinary item recorded during 2000 consists of the unamortized deferred financing costs of $6,247,000 related to the November 19, 1999 credit facility. There was no tax effect related to this transaction.

Select Medical Corporation

Notes to Consolidated Financial Statements

12. Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 15% of their salary. The Company matches 50% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $4,922,000, $4,617,000 and $4,083,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

13. Segment Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company’s results of operations or financial position.

The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA of the respective business units. EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization and special charges, other income, minority interest and extraordinary items.

Select Medical Corporation

Notes to Consolidated Financial Statements

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$625,238,000	$485,101,000	$16,220,000	$1,126,559,000
EBITDA	70,891,000	81,136,000	(24,748,000)	127,279,000
Total assets	332,737,000	326,763,000	79,559,000	739,059,000
Capital expenditures	28,791,000	12,637,000	1,755,000	43,183,000

	Year Ended December 31, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$503,021,000	$440,791,000	$15,144,000	$958,956,000
EBITDA	57,556,000	76,127,000	(21,665,000)	112,018,000
Total assets	303,910,000	318,224,000	28,711,000	650,845,000
Capital expenditures	13,452,000	8,800,000	1,759,000	24,011,000

	Year Ended December 31, 2000

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$378,910,000	$416,775,000	$10,212,000	$805,897,000
EBITDA	44,550,000	65,420,000	(18,300,000)	91,670,000
Total assets	246,495,000	329,874,000	10,431,000	586,800,000
Capital expenditures	13,677,000	6,399,000	2,354,000	22,430,000

A reconciliation of EBITDA to net income is as follows:

	2002	2001	2000

EBITDA	$127,279,000	$112,018,000	$91,670,000
Depreciation and amortization	(25,836,000)	(32,290,000)	(30,401,000)
Interest income	596,000	507,000	939,000
Interest expense	(27,210,000)	(29,716,000)	(36,126,000)
Minority interest	(2,022,000)	(3,491,000)	(4,144,000)
Income tax expense	(28,576,000)	(8,671,000)	(9,979,000)
Extraordinary item	—	(8,676,000)	(6,247,000)

Net income	$44,231,000	$29,681,000	$5,712,000

Select Medical Corporation

Notes to Consolidated Financial Statements

14. Net Income (Loss) per Share

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

		December 31,

	2002	2001	2000

Numerator:
Income before extraordinary item	$44,231,000	$38,357,000	$11,959,000
Extraordinary item	—	(8,676,000)	(6,247,000)

Net income	44,231,000	29,681,000	5,712,000
Less: Preferred stock dividends	—	2,513,000	8,780,000

Numerator for basic earnings per share-income (loss) available to common stockholders	44,231,000	27,168,000	(3,068,000)
Effect of dilutive securities:
Class B Preferred stock dividends	—	1,067,000	—

Numerator for diluted earnings per share - Income (loss) available to common Stockholders after assumed conversions	$44,231,000	$28,235,000	$(3,068,000)

Denominator:
Denominator for basic earnings per share-weighted average shares	46,464,000	39,957,000	25,457,000
Effect of dilutive securities:
a) Stock options	1,589,000	1,909,000	316,000
b) Warrants	1,075,000	1,073,000	134,000
c) Convertible preferred stock	—	2,525,000	—

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	49,128,000	45,464,000	25,907,000

Basic earnings (loss) per common share:
Income before extraordinary item	$0.95	$0.90	$0.13
Extraordinary item	—	(0.22)	(0.25)

Income (loss) per common share	$0.95	$0.68	$(0.12)

Diluted income (loss) per common share:
Income before extraordinary item	$0.90	$0.81	$0.12
Extraordinary Item	—	(0.19)	(0.24)

Diluted income (loss) per common share	$0.90	$0.62	$(0.12)

Select Medical Corporation

Notes to Consolidated Financial Statements

The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	2002	2001	2000

a) Stock options	3,699,000	100,000	510,000
b) Convertible preferred stock	—	—	9,216,000

15. Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows and on the market value of its borrowings. The Company entered into an interest rate swap in March 2001 which became effective in April 2001. The swap originally matured in March 2005. In January 2002, the swap maturity date was amended to March 2003. Approximately $56 million and $69 million (notional amount) of the variable credit facility debt at December 31, 2002 and 2001, respectively, was converted to fixed rate. The variable interest rate of the debt was 4.4% and 5.3% and the fixed rate of the swap was 8.1% and 8.4% at December 31, 2002 and 2001, respectively. The differential to be paid or received from the counterparty in the agreement is recorded as interest expense as rates reset. The net settlement resulted in a $2.1 million and $0.8 million increase in interest expense in 2002 and 2001, respectively. The swap agreement is made with a counterparty of high credit quality; therefore, management considers the risk of non-performance by the counterparty to be negligible.

The fair market value of this swap recorded was a liability of $0.3 million and $1.6 million as of December 31, 2002 and 2001, respectively. The interest rate swap has been designated as a hedge and qualified under the provision of SFAS No. 133 as an effective hedge under the short-cut method. Accordingly, the change in the fair value for the year ended December 31, 2002 was recorded in other comprehensive income.

Borrowings under the credit facility which are not subject to the swap have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.

The 9 ½ % Senior Subordinated Notes, which were issued and sold on June 11, 2001, are traded in public markets. The carrying value was $175.0 million at December 2002 and

Select Medical Corporation

Notes to Consolidated Financial Statements

2001.     The estimated fair value of these notes was $181.1 million and $174.1 million at December 31, 2002 and 2001, respectively.

The fair value of the Company’s Class A Preferred Stock, which was redeemed in 2001, and the Class B Preferred Stock, which converted into common stock in 2001, was not practicable to estimate as it was untraded; accordingly it was recorded at its redemption value.

16. Related Party Transactions

The Company is party to various rental and other agreements with companies affiliated through common ownership. The Company made rental and other payments aggregating $1,434,000, $1,186,000, and $1,295,000 during the years ended December 31, 2002, 2001 and 2000, respectively, to the affiliated companies.

As of December 31, 2002, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows:

2003	$1,324,000
2004	1,230,000
2005	1,175,000
2006	1,222,000
2007	1,270,000
Thereafter	10,441,000

$16,662,000

In September 2002, the Company acquired Select Air II Corporation for consideration of $2,456,000 and in November 2002, the Company acquired Select Transport, Inc. for consideration of $1,007,850, in each case from a related party.

As further discussed in Note 6, the Company has issued warrants to two of its principal stockholders in connection with guarantees of previous credit agreements.

In April 2000, the Company sold all of the assets of Georgia Health Group, Inc., a clinic owned by the Occupational Health Division for $5,000,000 to a company in which a principal stockholder has a majority ownership interest.

In March 2000, the Company entered into three-year employment agreements with two of its principal stockholders. Under these agreements, the two stockholders will receive a

Select Medical Corporation

Notes to Consolidated Financial Statements

combined total annual salary of $1,600,000. Additionally, one such stockholder has a life insurance policy in which the Company was to pay premiums of $1,250,000 each fiscal year until 2010. Beginning in October 2002, the Company suspended the premium payments after the enactment of the Sarbanes-Oxley Act of 2002, pending clarification regarding the legality of making the payments.

17. Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2002 are approximately as follows:

2003	$60,479,000
2004	46,953,000
2005	33,942,000
2006	23,412,000
2007	13,545,000
Thereafter	14,858,000

$193,189,000

Total rent expense for operating leases for the years ended December 31 2002, 2001 and 2000 was approximately $85,215,000, $75,621,000 and $68,731,000 respectively.

Other

On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants NovaCare, Inc. (now known as J.L. Halsey Corporation), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against J.L. Halsey Corporation. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that the Company acquired from NovaCare. On October 16, 2000, the relator plaintiff made a motion to amend the complaint to, among other things, add the Company and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. On January 3, 2002, J.L. Halsey Corporation and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by J.L. Halsey Corporation of $375,000, the parties settled all claims arising

Select Medical Corporation
Notes to Consolidated Financial Statements

out of conduct that took place before the Company’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding alleged conduct occurring after the NovaCare acquisition were not covered by the settlement. In September 2002, the Company learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided not to intervene in this case. As of January 31, 2003, the Company and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious, and it intends to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement for a sports complex. The naming, promotional and sponsorship agreement is in effect until 2026. The subsidiary is required to make payments in accordance with the contract terms over 25 years ranging from $1,400,000 to $1,963,000 per year and provide physical therapy and training services.

Litigation

In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately 16 unsettled cases in seven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of

Select Medical Corporation
Notes to Consolidated Financial Statements

these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

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

18. Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31 2002, 2001 and 2000:

Description of Transaction	2002	2001	2000

Acquisitions paid for in stock (Note 2)	—	$4,973,000	—
Notes issued with acquisitions (Note 2)	$1,864,000	4,100,000	$3,207,000
Liabilities assumed with acquisitions (Note 2)	345,000	2,357,000	255,000
Issuance of warrants (Note 6)	—	—	1,104,000
Preferred stock dividends (Note 7)	—	2,513,000	8,780,000
Credit facility refinancing (Note 6)	—	—	$187,000,000
Tax benefit of stock option exercises	$2,239,000	$2,513,000	—

19. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. All Subsidiary Guarantors were wholly-owned as of the date of the registration of the debt offering as described in Note 6.

On October 1, 2000, the Company transferred the operating assets of one of its guarantor subsidiaries into a newly organized partnership and simultaneously sold partnership units to unaffiliated investors. The operations of this business (through a 100% owned subsidiary) through October 1, 2000 have been included as a Subsidiary Guarantor. The

Select Medical Corporation
Notes to Consolidated Financial Statements

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

          The following table sets forth the Non-Guarantor Subsidiaries:

Canadian Back Institute Limited
Kentucky Orthopedic Rehabilitation, LLC.
Medical Information Management Systems, LLC.
Metro Therapy, Inc.
Millennium Rehab Services, LLC.
Rehab Advantage Therapy Services, LLC.
Select Specialty Hospital – Houston, L.P.
Select Management Services, LLC.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
Select Specialty Hospital – Central Pennsylvania, L.P.
TJ Corporation I, LLC.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2002

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$25,378	$28,022	$2,662	$—		$56,062
Accounts receivable, net	(285)	196,481	36,909	—		233,105
Current deferred tax asset	7,192	29,830	3,103	—		40,125
Other current assets	2,888	11,620	3,093	—		17,601

Total Current Assets	35,173	265,953	45,767	—		346,893
Property and equipment, net	6,293	87,162	21,252	—		114,707
Investment in affiliates	333,922	59,467	—	(393,389	)(a)	—
Goodwill	5,854	147,935	43,098	—		196,887
Trademark	—	37,875	—	—		37,875
Other intangibles	—	948	8,021	—		8,969
Non-current deferred tax asset	(537)	2,723	5,809	—		7,995
Other assets	11,935	12,757	1,041	—		25,733

Total Assets	$392,640	$614,820	$124,988	$(393,389)		$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$11,121	$—	$—	$—		$11,121
Current portion of long-term debt and notes payable	570	28,437	463	—		29,470
Accounts payable	2,537	30,364	5,689	—		38,590
Intercompany accounts	(13,900)	5,009	8,891	—		—
Accrued payroll	793	34,029	69	—		34,891
Accrued vacation	2,762	10,943	1490	—		15,195
Accrued restructuring	—	800	—	—		800
Accrued other	17,801	17,964	541	—		36,306
Income taxes	13,258	14,164	(3,700)	—		23,722
Due to third party payors	(11,636)	42,304	(4,491)	—		26,177

Total Current Liabilities	23,306	184,014	8,952	—		216,272
Long-term debt, net of current portion	82,916	99,919	47,912	—		230,747

Total liabilities	106,222	283,933	56,864	—		447,019
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	254	5,368	—		5,622
Stockholders’ Equity:
Common stock	467	—	—	—		467
Capital in excess of par	236,183	—	—	—		236,183
Retained earnings	50,155	73,517	23,024	(96,541	)(b)	50,155
Subsidiary investment	—	257,116	39,732	(296,848	)(a)	—
Accumulated other comprehensive loss	(387)	—	—	—		(387)

Total Stockholders’ Equity	286,418	330,633	62,756	(393,389)		286,418

Total Liabilities and Stockholders’ Equity	$392,640	$614,820	$124,988	$(393,389)		$739,059

(a) Elimination of investments in subsidiaries.
(b) Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2002

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$14,902	$918,376	$193,281	$—		$1,126,559

Costs and expenses:
Cost of services	—	761,361	161,192	—		922,553
General and administrative	39,409	—	—	—		39,409
Bad debt expense	—	31,946	5,372	—		37,318
Depreciation and amortization	1,709	18,805	5,322	—		25,836

Total costs and expenses	41,118	812,112	171,886	—		1,025,116

Income (loss) from operations	(26,216)	106,264	21,395	—		101,443
Other income and expense:
Intercompany interest and royalty fees	22,219	(22,697)	478	—		—
Intercompany management fees	(52,395)	49,441	2,954	—		—
Interest income	(445)	(150)	(1)	—		(596)
Interest expense	7,982	14,477	4,751	—		27,210

Income (loss) before minority interests and income taxes	(3,577)	65,193	13,213	—		74,829
Minority interest in consolidated subsidiary companies	—	74	1,948	—		2,022

Income (loss) before income taxes	(3,577)	65,119	11,265	—		72,807
Income tax expense	445	25,628	2,503	—		28,576
Equity in earnings of subsidiaries	48,253	6,239	—	(54,492	)(a)	-

Net income	$44,231	$45,730	$8,762	$(54,492)		$44,231

(a)  Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2002

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities
Net income	$44,231	$45,730	$8,762	$(54,492)	(a)	$44,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709	18,805	5,322	—		25,836
Provision for bad debts	—	31,946	5,372	—		37,318
Deferred taxes	(890)	9,966	(198)	—		8,878
Minority interests	—	74	1,948	—		2,022
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(48,253)	(6,239)	—	54,492	(a)	—
Intercompany	(34,226)	35,562	(1,336)	—		—
Accounts receivable	(206)	(44,503)	(9,184)	—		(53,893)
Other current assets	(924)	916	(379)	—		(387)
Other assets	559	1,318	794	—		2,671
Accounts payable	(553)	3,321	1,119	—		3,887
Due to third-party payors	17,815	(3,373)	(1,463)	—		12,979
Accrued expenses	5,810	17,375	(729)	—		22,456
Income taxes	16,250	—	(1,436)	—		14,814

Net cash provided by operating activities	1,322	110,898	8,592	—		120,812

Investing activities
Purchases of property and equipment, net	(1,722)	(35,643)	(5,818)	—		(43,183)
Earnout payments	—	(928)	—	—		(928)
Acquisition of businesses, net of cash acquired	—	(6,573)	(3,364)	—		(9,937)

Net cash used in investing activities	(1,722)	(43,144)	(9,182)	—		(54,048)

Financing activities
Intercompany debt reallocation	36,312	(42,134)	5,822	—		—
Net repayments on credit facility debt	(19,703)	—	(2,969)	—		(22,672)
Principal payments on seller and other debt	(480)	(5,684)	(9)	—		(6,173)
Proceeds from issuance of common stock	4,101	—	—	—		4,101
Proceeds from bank overdrafts	5,038	—	—	—		5,038
Payment of deferred financing costs	(67)	—	—	—		(67)
Distributions to minority interests	—	—	(1,650)	—		(1,650)

Net cash provided by (used in) financing activities	25,201	(47,818)	1,194	—		(21,423)

Effect of exchange rate changes on cash and cash equivalents	18	—	—	—		18

Net increase in cash and cash equivalents	24,819	19,936	604	—		45,359
Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$25,378	$28,022	$2,662	$—		$56,062

(a)  Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Balance Sheets
	December 31, 2001

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$559	$8,086	$2,058	$—		$10,703
Accounts receivable, net	(491)	185,787	33,097	—		218,393
Current deferred tax asset	1,881	27,064	—	—		28,945
Other current assets	1,964	13,766	2,714	—		18,444

Total Current Assets	3,913	234,703	37,869	—		276,485
Property and equipment, net	7,406	65,464	19,135	—		92,005
Investment in affiliates	320,458	72,145	—	(392,603	) (a)	—
Goodwill	5,854	154,210	39,786	—		199,850
Trademarks	—	37,875	—	—		37,875
Intangible assets	—	985	8,547	—		9,532
Non-current deferred tax asset	(343)	7,017	—	—		6,674
Other assets	12,494	14,095	1,835	—		28,424

Total Assets	$349,782	$586,494	$107,172	$(392,603)		$650,845

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$6,083	$—	$—	$—		$6,083
Current portion of long-term debt and notes payable	480	26,278	16	—		26,774
Accounts payable	3,090	25,860	4,570	—		33,520
Intercompany accounts	54,253	(54,077)	(176)	—		—
Accrued payroll	644	26,494	22	—		27,160
Accrued vacation	2,413	9,070	1,337	—		12,820
Accrued restructuring	154	1,665	—	—		1,819
Accrued other	12,335	9,763	1,470	—		23,568
Income taxes payable	—	1,735	—	—		1,735
Due to third party payors	(29,451)	48,736	(3,028)	—		16,257

Total Current Liabilities	50,001	95,524	4,211	—		149,736
Long-term debt, net of current portion	65,497	151,336	44,816	—		261,649

Total Liabilities	115,498	246,860	49,027	—		411,385
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	—	5,176	—		5,176
Stockholders’ Equity:
Common stock	465	—	—	—		465
Capital in excess of par	231,349	—	—	—		231,349
Retained earnings	5,924	27,787	14,262	(42,049	) (b)	5,924
Subsidiary investment	—	311,847	38,707	(350,554	) (a)	—
Treasury stock, at cost	(1,560)	—	—	—		(1,560)
Accumulated other comprehensive loss	(1,894)	—	—	—		(1,894)

Total Stockholders’ Equity	234,284	339,634	52,969	(392,603)		234,284

Total Liabilities and Stockholders’ Equity	$349,782	$586,494	$107,172	$(392,603)		$650,845

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2001

	Select Medical
	Corporation	Subsidiary	Non-Guarantor
	(Parent Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$14,300	$774,206	$170,450	$—		$958,956

Costs and expenses:
Cost of services	—	637,681	138,614	—		776,295
General and administrative	35,630	—	—	—		35,630
Bad debt expense	—	30,356	4,657	—		35,013
Depreciation and amortization	1,764	25,383	5,143	—		32,290

Total costs and expenses	37,394	693,420	148,414	—		879,228

Income (loss) from operations	(23,094)	80,786	22,036	—		79,728
Other income and expense:
Intercompany interest and royalty fees	13,596	(14,180)	584	—		—
Intercompany management fees	(58,597)	56,043	2,554	—		—
Interest income	(401)	(102)	(4)	—		(507)
Interest expense	7,223	17,478	5,015	—		29,716

Income before minority interests and income taxes	15,085	21,547	13,887	—		50,519
Minority interest in consolidated subsidiary companies	—	578	2,913	—		3,491

Income before income taxes	15,085	20,969	10,974	—		47,028
Income tax expense (benefit)	11,638	(3,906)	939	—		8,671
Equity in earnings of subsidiaries	34,910	8,242	—	(43,152	) (a)	—

Income before extraordinary item	38,357	33,117	10,035	(43,152)		38,357
Extraordinary item	8,676	—	—	—		8,676

Net income	$29,681	$33,117	$10,035	$(43,152)		$29,681

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2001

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)
Operating activities
Net income	$29,681	$33,117	$10,035	$(43,152	) (a	)	$29,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,764	25,383	5,143	—			32,290
Provision for bad debts	—	30,356	4,657	—			35,013
Minority interests	—	578	2,913	—			3,491
Extraordinary item	8,676	—	—	—			8,676
Deferred income taxes	2,461	(8,364)	—	—			(5,903)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(34,910)	(8,242)	—	43,152	(a	)	—
Intercompany	(2,941)	(7,145)	10,086	—			—
Accounts receivable	191	(39,401)	(10,222)	—			(49,432)
Other current assets	(7,035)	7,530	(951)	—			(456)
Other assets	(1,633)	3,296	(610)	—			1,053
Accounts payable	743	3,307	665	—			4,715
Due to third-party payors	(13,681)	27,046	1,381	—			14,746
Accrued expenses	7,170	7,218	(365)	—			14,023
Income taxes	9,294	—	(1,421)	—			7,873

Net cash provided by (used in) operating activities	(220)	74,679	21,311	—			95,770

Investing activities
Purchases of property and equipment, net	(1,682)	(19,101)	(3,228)	—			(24,011)
Proceeds from disposal of assets	—	808	—	—			808
Earnout payments	—	(5,660)	—	—			(5,660)
Acquisition of businesses, net of cash acquired	—	(22,253)	(10,831)	—			(33,084)

Net cash used in investing activities	(1,682)	(46,206)	(14,059)	—			(61,947)

Financing activities
Intercompany debt reallocation	(1,078)	2,868	(1,790)	—			—
Issuance of 9.5% Senior Subordinated Notes	175,000	—	—	—			175,000
Net repayments on credit facility debt	(97,640)	—	(680)	—			(98,320)
Repayment of 10% Senior Subordinated Notes	(90,000)	—	—	—			(90,000)
Payment of deferred financing costs	(4,681)	—	—	—			(4,681)
Principal payments on seller and other debt	(5,033)	(13,652)	(345)	—			(19,030)
Proceeds from initial public offering, net of fees	89,181	—	—	—			89,181
Redemption of Class A Preferred Stock	(52,838)	—	—	—			(52,838)
Payment of Class A and Class B Preferred Stock dividends	(19,248)	—	—	—			(19,248)
Proceeds from issuance of common stock	4,334	—	—	—			4,334
Proceeds from (repayment of) bank overdrafts	4,571	(9,938)	(2,768)	—			(8,135)
Distributions to minority interests	—	(680)	(1,747)	—			(2,427)

Net cash provided by (used in) financing activities	2,568	(21,402)	(7,330)	—			(26,164)

Effect of exchange rate changes on cash and cash equivalents	(107)	—	—	—			(107)

Net increase (decrease) in cash and cash equivalents	559	7,071	(78)	—			7,552
Cash and cash equivalents at beginning of period	—	1,015	2,136	—			3,151

Cash and cash equivalents at end of period	$559	$8,086	$2,058	$—			$10,703

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2000

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)
Net operating revenues	$10,157	$698,416	$97,324	$—			$805,897

Costs and expenses:
Cost of services	—	577,406	79,055	—			656,461
General and administrative	28,431	—	—	—			28,431
Bad debt expense	—	26,934	2,401	—			29,335
Depreciation and amortization	1,644	25,390	3,367	—			30,401

Total costs and expenses	30,075	629,730	84,823	—			744,628

Income (loss) from operations	(19,918)	68,686	12,501	—			61,269
Other income and expense:
Intercompany interest and royalty fees	938	(1,673)	735	—			—
Intercompany management fees	(43,089)	41,453	1,636	—			—
Interest income	(644)	(295)	—	—			(939)
Interest expense	9,856	21,803	4,467	—			36,126

Income before minority interests and income taxes	13,021	7,398	5,663	—			26,082
Minority interest in consolidated subsidiary companies	—	1,408	2,736	—			4,144

Income before income taxes	13,021	5,990	2,927	—			21,938
Income tax expense	4,415	5,263	301	—			9,979
Equity in earnings of subsidiaries	3,353	2,372	—	(5,725	) (a	)	—

Income before extraordinary item	11,959	3,099	2,626	(5,725)			11,959
Extraordinary item	6,247	—	—	—			6,247

Net income	$5,712	$3,099	$2,626	$(5,725)			$5,712

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2000

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)
Operating activities
Net income	$5,712	$3,099	$2,626	$(5,725	) (a	)	$5,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,644	25,390	3,367	—			30,401
Provision for bad debts	—	26,934	2,401	—			29,335
Minority interests	—	1,408	2,736	—			4,144
Extraordinary charge	6,247	—	—	—			6,247
Loss on sale of assets	111	—	—	—			111
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(3,353)	(2,372)	—	5,725	(a	)	—
Intercompany	(35,395)	19,988	15,407	—			—
Accounts receivable	(1,050)	(22,117)	(13,797)	—			(36,964)
Other current assets	(739)	(912)	(1,041)	—			(2,692)
Other assets	13,269	(5,045)	(13,243)	—			(5,019)
Accounts payable	1,478	(2,056)	1,958	—			1,380
Due to third-party payors	(6,081)	(7,166)	(4,426)	—			(17,673)
Accrued expenses	961	(3,442)	2,464	—			(17)
Income taxes	8,007	—	(459)	—			7,548

Net cash provided by (used in) operating activities	(9,189)	33,709	(2,007)	—			22,513

Investing activities
Purchases of property and equipment, net	(2,354)	(16,118)	(3,958)	—			(22,430)
Escrow receivable	—	29,948	—	—			29,948
Disposal of assets held for sale	—	13,000	—	—			13,000
Proceeds from disposal of assets	2,452	495	—	—			2,947
Earnout payments	—	(3,430)	—	—			(3,430)
Acquisition of businesses, net of cash acquired	—	(4,465)	(1,373)	—			(5,838)

Net cash provided by (used in) investing activities	98	19,430	(5,331)	—			14,197

Financing activities
Intercompany debt reallocation	34,892	(37,992)	3,100	—			—
Net repayments on credit facility debt	(15,000)	—	3,000	—			(12,000)
Principal payments on seller and other debt	(7,322)	(20,029)	(226)	—			(27,577)
Proceeds from issuance of common stock	1,118	—	—	—			1,118
Purchase of treasury stock	(210)	—	—	—			(210)
Redemption of preferred stock	(11)	—	—	—			(11)
Proceeds from bank overdrafts	197	4,751	2,305	—			7,253
Payment of deferred financing costs	(4,563)	—	—	—			(4,563)
Distributions to minority interests	—	(329)	(1,297)	—			(1,626)

Net cash provided by (used in) financing activities	9,101	(53,599)	6,882	—			(37,616)

Effect of exchange rate changes on cash and cash equivalents	(10)	—	—	—			(10)

Net decrease in cash and cash equivalents	—	(460)	(456)	—			(916)
Cash and cash equivalents at beginning of period	—	1,475	2,592	—			4,067

Cash and cash equivalents at end of period	$—	$1,015	$2,136	$—			$3,151

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Notes to Consolidated Financial Statements

20. Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2002
Net revenues	$271,920	$280,272	$278,983	$295,384
Income from operations	24,030	28,006	22,483	26,924
Net income	10,176	12,601	9,355	12,099
Net income per common share:
Basic:
Income per common share	$0.22	$0.27	$0.20	$0.26
Diluted:
Income per common share	$0.21	$0.25	$0.19	$0.25

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2001
Net revenues	$225,088	$234,199	$239,155	$260,514
Income from operations	19,216	20,789	17,794	21,929
Income before extraordinary item	6,121	7,598	6,343	18,295
Extraordinary item	—	8,676	—	—
Net income (loss)	6,121	(1,078)	6,343	18,295
Net income (loss) per common share:
Basic:
Income before extraordinary item	$0.15	$0.17	$0.14	$0.40
Extraordinary item	—	(0.20)	—	—

Income (loss) per common share	$0.15	$(0.03)	$0.14	$0.40

Diluted:
Income before extraordinary item	$0.13	$0.16	$0.13	$0.37
Extraordinary item	—	(0.19)	—	—

Income (loss) per common share	$0.13	$(0.03)	$0.13	$0.37

Report of Independent Accountants on
Financial Statement Schedules

To the Board of Directors and Stockholders
of Select Medical Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 5, 2003 appearing in this 2002 Annual Report on Form 10-K of Select Medical Corporation also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
March 5, 2003

SCHEDULE II-

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Cost and			at End
Description	of Year	Expenses	Acquisitions(A)	Deductions(B)	of Year

Year ended December 31, 2002 allowance for doubtful accounts	$79,889	$37,318	$1,225	$(38,617)	$79,815

Year ended December 31, 2001 allowance for doubtful accounts	$75,517	$35,013	$1,214	$(31,855)	$79,889

Year ended December 31, 2000 allowance for doubtful accounts	$69,492	$29,335	$—	$(23,310)	$75,517

Year ended December 31, 2002 income tax valuation allowance	$2,862	$—	$—	$—	$2,862

Year ended December 31, 2001 income tax valuation allowance	$35,196	$(9,670)	$—	$(22,664)	$2,862

Year ended December 31, 2000 income tax valuation allowance	$38,941	$—	$(3,745)	$—	$35,196

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent writeoffs against the reserve. Income tax valuation allowance deductions primarily represent the reversal of valuation allowances because the Company believes certain deferred tax items will be realized.

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

Signature	Title	Date

/s/ Rocco A. Ortenzio Rocco A. Ortenzio	Director and Executive Chairman	March 14, 2003

/s/ Robert A. Ortenzio Robert A. Ortenzio	Director, Chief Executive Officer and President (principal executive officer)	March 14, 2003

/s/ Martin F. Jackson Martin F. Jackson	Chief Financial Officer (principal financial officer)	March 14, 2003

/s/ Scott A. Romberger Scott A. Romberger	Chief Accounting Officer (principal accounting officer)	March 14, 2003

/s/ Russell L. Carson Russell L. Carson	Director	March 14, 2003

/s/ David S. Chernow David S. Chernow	Director	March 14, 2003

/s/ Bryan C. Cressey Bryan C. Cressey	Director	March 14, 2003

/s/ James E. Dalton, Jr. James E. Dalton, Jr.	Director	March 14, 2003

/s/ Meyer Feldberg Meyer Feldberg	Director	March 14, 2003

/s/ Leopold Swergold Leopold Swergold	Director	March 14, 2003

/s/ LeRoy S. Zimmerman LeRoy S. Zimmerman	Director	March 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert A. Ortenzio, President and Chief Executive Officer of Select Medical Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Select Medical Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Robert A. Ortenzio
Robert A. Ortenzio President and Chief Executive Officer

2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Martin F. Jackson, Senior Vice President and Chief Financial Officer of Select Medical Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Select Medical Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Martin F. Jackson
Martin F. Jackson Senior Vice President and Chief Financial Officer

3

EXHIBIT INDEX

Exhibit
Number	Document

2.1	Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

2.2	First Amendment dated as of November 19, 1999 to Stock Purchase Agreement dated as of October 1, 1999 by and among Select Medical Corporation, NC Resources, Inc. and NovaCare, Inc., incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.3	Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.4	Amendment No. 2 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Indenture governing 9 1/2% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9 1/2% Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828)

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.22	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.24	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.25	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.27	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.29	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.31	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

Exhibit
Number	Document

10.32	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.34	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Settlement Agreement dated as of July 6, 2000 by and among Select Medical Corporation, NC Resources, Inc, NAHC Inc., and NovaCare Holdings, Inc, incorporated by reference to Exhibit 10.44 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.36	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document

10.41	Amendment No. 1 dated as of February 23, 2001 to Employment Agreement dated as of May 22, 2000 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.43	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.44	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.45	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.46	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.48	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.50	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

Exhibit
Number	Document

10.51	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.52	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.53	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.54	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.55	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.56	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.57	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.58	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.59	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document

10.60	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.61	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.62	Consulting Agreement between LeRoy S. Zimmerman and Select Medical Corporation dated as of January 1, 2002, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.63	Second Amendment to Cost Sharing Agreement dated as of February 12, 2002 by and among Select Medical Corporation, Select Transport Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.64	Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan incorporated by reference to Appendix B of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.65	Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, incorporated by reference to Appendix C of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.66	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.67	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.68	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002

10.69	Amended and Restated Cost Sharing Agreement dated as of August 16, 2002 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit
Number	Document

10.70	Stock Purchase Agreement dated as of September 16, 2002 by and among Rocco A. Ortenzio, Robert A. Ortenzio, Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.71	Mutual Termination of Consulting Agreement dated as of September 26, 2002 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.72	Stock Purchase Agreement dated as of November 20, 2002 by and among Rocco A. Ortenzio, Select Medical Corporation and Select Transport, Inc.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.