Form 10-Q
period 2003-03-31
SELECT MEDICAL CORP
filed 2003-05-12
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2003
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

YES   ☒        NO   ☐

               Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒        NO   ☐

               As of April 30, 2003, the number of outstanding shares of the Registrant’s Common Stock was 47,475,097.

PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,528	$56,062
Accounts receivable, net of allowance for doubtful accounts of $87,204 and $79,815 in 2003 and 2002, respectively	222,609	233,105
Current deferred tax asset	42,268	40,125
Other current assets	17,663	17,601

Total Current Assets	321,068	346,893
Property and equipment, net	113,516	114,707
Goodwill	208,096	196,887
Trademark	37,875	37,875
Intangible assets	941	8,969
Non-current deferred tax asset	5,803	7,995
Other assets	16,761	25,733

Total Assets	$704,060	$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$8,087	$11,121
Current portion of long-term debt and notes payable	21,432	29,470
Accounts payable	37,529	38,590
Accrued payroll	34,315	34,891
Accrued vacation	16,249	15,195
Accrued restructuring	682	800
Accrued other	44,862	36,306
Income taxes payable	15,392	23,722
Due to third party payors	9,377	26,177

Total Current Liabilities	187,925	216,272
Long-term debt, net of current portion	206,488	230,747

Total Liabilities	394,413	447,019
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	5,088	5,622
Stockholders’ Equity:
Common stock - $.01 par value: Authorized shares - 200,000,000, Issued shares - 47,465,000 and 46,676,000 in 2003 and 2002, respectively	475	467
Capital in excess of par	237,887	236,183
Retained earnings	64,609	50,155
Accumulated other comprehensive income (loss)	1,588	(387)

Total Stockholders’ Equity	304,559	286,418

Total Liabilities and Stockholders’ Equity	$704,060	$739,059

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended March 31,

	2003	2002

Net operating revenues	$312,307	$271,920

Costs and expenses:
Cost of services	252,269	221,735
General and administrative	9,503	9,686
Bad debt expense	12,183	10,443
Depreciation and amortization	7,514	6,026

Total costs and expenses	281,469	247,890

Income from operations	30,838	24,030
Other income and expense:
Interest income	(186)	(71)
Interest expense	6,426	6,778

Income before minority interests and income taxes	24,598	17,323
Minority interest in consolidated subsidiary companies	824	603

Income before income taxes	23,774	16,720
Income tax expense	9,320	6,544

Net income	$14,454	$10,176

Net income per common share:
Basic:
Income per common share	$0.31	$0.22
Diluted:
Income per common share	$0.29	$0.21
Weighted average shares outstanding:
Basic	47,150	46,080
Diluted	49,201	48,624

See accompanying notes.

Select Medical Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)
(unaudited)

					Accumulated
		Common	Capital in		Other
	Common	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Income(Loss)	Income

Balance at December 31, 2002	46,676	$467	$236,183	$50,155	$(387)
Net income				14,454		$14,454
Other comprehensive income					1,975	1,975

Total comprehensive income						$16,429

Issuance of common stock	789	8	1,487
Tax benefit of stock option exercises			217

Balance at March 31, 2003	47,465	$475	$237,887	$64,609	$1,588

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	For the Quarter Ended
	March 31,

	2003	2002

Operating activities
Net income	$14,454	$10,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,514	6,026
Provision for bad debts	12,183	10,443
Minority interests	824	603
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	6,707	(15,754)
Other current assets	(10)	(141)
Other assets	1,573	461
Accounts payable	(369)	934
Due to third-party payors	(16,799)	8,009
Accrued expenses	5,240	9,350
Income taxes	(6,887)	4,046

Net cash provided by operating activities	24,430	34,153

Investing activities
Purchases of property and equipment, net	(6,973)	(8,959)
Earnout payments	(429)	(489)
Acquisition of businesses, net of cash acquired	(732)	—

Net cash used in investing activities	(8,134)	(9,448)

Financing activities
Net repayments on credit facility debt	(30,562)	(8,991)
Principal payments on seller and other debt	(1,719)	(2,740)
Proceeds from issuance of common stock	1,495	973
Proceeds from (repayment of) bank overdrafts	(3,034)	595
Payment of deferred financing costs	—	(67)
Distributions to minority interests	(127)	(159)

Net cash used in financing activities	(33,947)	(10,389)

Effect of exchange rate changes on cash and cash equivalents	117	(3)

Net increase (decrease) in cash and cash equivalents	(17,534)	14,313
Cash and cash equivalents at beginning of period	56,062	10,703

Cash and cash equivalents at end of period	$38,528	$25,016

Supplemental Cash Flow Information
Cash paid for interest	$1,872	$2,212
Cash paid for income taxes	$16,321	$2,218

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in the Company’s Form 10-K filed with the Securities Exchange Commission.

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

Insurance Risk Programs

     The Company is insured for malpractice claims based on claims made or claims incurred policies purchased in the commercial insurance market. The Company’s policies prior to December 31, 2002 had low deductibles, or self-insured retention levels. A self-insured retention is a minimal amount of liability and legal fees that the Company must pay for each claim. The policy that became effective on December 31, 2002 contains substantial self-insured retentions for the Company’s professional liability claims. The company utilizes an actuary to determine the value of the losses that may occur within this self-insured retention level and adjusts its accruals based upon this analysis. To the extent that subsequent claims information varies from loss estimates, the accruals for these liabilities are adjusted to current loss data.

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

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. The Company reported extraordinary items in 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect the Company are effective for fiscal periods beginning after May 15, 2002, although early adoption of SFAS 145 is permitted. In accordance with the provisions of SFAS No. 145, the Company adopted this pronouncement in the first quarter of 2003. As a result of the adoption of SFAS No. 145 the Company reclassified its extraordinary items recorded in 2000 and 2001 to the other income and expense category of its consolidated statement of operations.

Stock Option Plans

     During the three months ended March 31, 2003, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 48,010 shares of Common Stock at the exercise price of $13.35 per share. In addition, the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 29,000 shares of Common Stock at the exercise price of $13.35 per share.

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation costs for the Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS No. 123, approximately $1,080,000 and $2,080,000 of additional compensation expense, net of tax, would have been recognized during the three months ended March 31, 2003 and 2002, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended March 31,

	2003	2002

Net income – as reported	$14,454,000	$10,176,000
Net income – pro forma	13,374,000	8,096,000
Weighted average grant-date fair value	6.60	5.38
Basic earnings per share – as reported	0.31	0.22
Basic earnings per share – pro forma	0.29	0.17
Diluted earnings per share – as reported	0.29	0.21
Diluted earnings per share – pro forma	0.27	0.17

Accumulated Other Comprehensive Income

     The components of accumulated other comprehensive income at March 31, 2003 consist of cumulative translation adjustment gains of $1,921,000 associated with the Company’s Canadian operations and unrealized losses on available-for-sale securities of $333,000, net of tax.

3.   Intangible Assets

     Amortization expense for intangible assets with finite lives for the three months ended March 31, 2003 was $7,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2003 will be approximately $28,000.

Intangible assets consist of the following:

	As of March 31, 2003

	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Management services agreements	$1,081,000	$(140,000)

Unamortized intangible assets
Goodwill	$208,096,000
Trademarks	37,875,000

Total	$245,971,000

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2003 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
Balance as of December 31, 2002	$84,391,000	$111,912,000	$584,000	$196,887,000
Goodwill acquired during year	—	10,166,000	—	10,166,000
Income tax benefits recognized	—	(933,000)	—	(933,000)
Earn-out payments	—	429,000	—	429,000
Translation adjustment	—	1,547,000	—	1,547,000

Balance as of March 31, 2003	$84,391,000	$123,121,000	$584,000	$208,096,000

4.   Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total

December 31, 2002	$788,000	$12,000	$800,000
Amounts paid in 2003	(106,000)	(12,000)	(118,000)

March 31, 2003	$682,000	$—	$682,000

The Company expects to pay out the remaining lease termination costs through 2005.

5.   Segment Information

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended March 31, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$183,428,000	$125,575,000	$3,304,000	$312,307,000
Income (loss) from operations	21,859,000	16,588,000	(7,609,000)	30,838,000
Total assets	311,814,000	329,603,000	62,643,000	704,060,000
Capital expenditures	2,887,000	2,740,000	1,346,000	6,973,000

	Three Months Ended March 31, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

Net revenue	$148,828,000	$119,694,000	$3,398,000	$271,920,000
Income (loss) from operations	12,619,000	18,522,000	(7,111,000)	24,030,000
Total assets	298,352,000	327,591,000	44,791,000	670,734,000
Capital expenditures	6,183,000	2,435,000	341,000	8,959,000

6.   Net Income per Share

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,
	2003	2002

Numerator:
Net income	$14,454,000	$10,176,000

Denominator:
Denominator for basic earnings per share – weighted average shares	47,150,000	46,080,000
Effect of dilutive securities:
a) Stock options	1,388,000	1,527,000
b) Warrants	663,000	1,017,000

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	49,201,000	48,624,000

Basic income per common share	$0.31	$0.22
Diluted income per common share	$0.29	$0.21

7.   Commitments and Contingencies

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

Halsey Corporation of $375,000, the parties settled all claims arising out of conduct that took place before the Company’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding alleged conduct occurring after the NovaCare acquisition were not covered by the settlement. In September 2002, the Company learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided not to intervene in this case. As of April 30, 2003, the Company and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, the Company does not believe that this lawsuit is meritorious, and it intends to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, the Company cannot predict the outcome of this matter.

Other

     In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately 14 unsettled cases in seven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

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

8.   Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2003 and for the three months ended March 31, 2003 and 2002.

     On January 1, 2003, the Company purchased the outstanding minority interests of Rehab Advantage Therapy Services, LLC and Select Management Services, LLC. The operations of these businesses through January 1, 2003 have been included as Non-Guarantor Subsidiaries. The operations (through a 100% owned subsidiary) commencing on January 1, 2003 have been included as Guarantor Subsidiaries.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2003:

Canadian Back Institute Limited
Kentucky Orthopedic Rehabilitation, LLC.
Medical Information Management Systems, LLC.
Metro Therapy, Inc.
Millennium Rehab Services, LLC.
Select Specialty Hospital – Central Pennsylvania, L.P.
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31,2003

	Select Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$15,170	$21,250	$2,108	$—		$38,528
Accounts receivable, net	(480)	188,856	34,233	—		222,609
Current deferred tax asset	7,840	31,185	3,243	—		42,268
Other current assets	2,568	11,935	3,160	—		17,663

Total Current Assets	25,098	253,226	42,744	—		321,068
Property and equipment, net	9,777	85,677	18,062	—		113,516
Investment in affiliates	333,922	56,632	—	(390,554	)(a)	—
Goodwill	5,854	157,393	44,849	—		208,096
Trademark	—	37,875	—	—		37,875
Other intangibles	—	941	—	—		941
Non-current deferred tax asset	(642)	(5,793)	12,238	—		5,803
Other assets	11,850	4,185	726	—		16,761

Total Assets	$385,859	$590,136	$118,619	$(390,554)		$704,060

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$8,087	$—	$—	$—		$8,087
Current portion of long-term debt and notes payable	570	20,253	609	—		21,432
Accounts payable	2,365	29,700	5,464	—		37,529
Intercompany accounts	(3,617)	(11,294)	14,911	—		—
Accrued payroll	472	33,742	101	—		34,315
Accrued vacation	2,098	12,725	1,426	—		16,249
Accrued restructuring	—	682	—	—		682
Accrued other	19,839	23,160	1,863	—		44,862
Income taxes	653	19,142	(4,403)	—		15,392
Due to third party payors	(8,480)	26,370	(8,513)	—		9,377

Total Current Liabilities	21,987	154,480	11,458	—		187,925
Long-term debt, net of current portion	59,313	99,183	47,992	—		206,488

Total liabilities	81,300	253,663	59,450	—		394,413
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	385	4,703	—		5,088
Stockholders’ Equity:
Common stock	475	—	—	—		475
Capital in excess of par	237,887	—	—	—		237,887
Retained earnings	64,609	86,782	25,657	(112,439	)(b)	64,609
Subsidiary investment	—	249,306	28,809	(278,115	)(a)	—
Accumulated other comprehensive income	1,588	—	—	—		1,588

Total Stockholders’ Equity	304,559	336,088	54,466	(390,554)		304,559

Total Liabilities and Stockholders’ Equity	$385,859	$590,136	$118,619	$(390,554)		$704,060

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2003

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)

Net operating revenues	$2,795	$260,872	$48,640	$—			$312,307

Costs and expenses:
Cost of services	—	212,712	39,557	—			252,269
General and administrative	9,503	—	—	—			9,503
Bad debt expense	—	10,699	1,484	—			12,183
Depreciation and amortization	898	5,662	954	—			7,514

Total costs and expenses	10,401	229,073	41,995	—			281,469

Income (loss) from operations	(7,606)	31,799	6,645	—			30,838
Other income and expense:
Intercompany interest and royalty fees	5,854	(5,859)	5	—			—
Intercompany management fees	(15,162)	14,697	465	—			—
Interest income	(113)	(73)	—	—			(186)
Interest expense	2,115	3,015	1,296	—			6,426

Income (loss) before minority interests and income taxes	(300)	20,019	4,879	—			24,598
Minority interest in consolidated subsidiary companies	—	117	707	—			824

Income (loss) before income taxes	(300)	19,902	4,172	—			23,774
Income tax expense (benefit)	(84)	7,865	1,539	—			9,320
Equity in earnings of subsidiaries	14,670	1,228	—	(15,898)	(a	)	—

Net income	$14,454	$13,265	$2,633	$(15,898)			$14,454

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended March 31, 2003

	Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)
Operating activities
Net income	$14,454	$13,265	$2,633	$(15,898)	(a	)	$14,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	5,662	954	—			7,514
Provision for bad debts	—	10,699	1,484	—			12,183
Minority interests	—	117	707	—			824
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(14,670)	(1,228)	—	15,898	(a	)	—
Intercompany	17,034	(15,156)	(1,878)	—			—
Accounts receivable	195	5,320	1,192	—			6,707
Other current assets	320	(263)	(67)	—			(10)
Other assets	85	1,173	315	—			1,573
Accounts payable	(172)	28	(225)	—			(369)
Due to third-party payors	3,156	(15,933)	(4,022)	—			(16,799)
Accrued expenses	1,053	2,897	1,290	—			5,240
Income taxes	(6,197)	—	(690)	—			(6,887)

Net cash provided by operating activities	16,156	6,581	1,693	—			24,430

Investing activities
Purchases of property and equipment, net	(1,339)	(4,118)	(1,516)	—			(6,973)
Earnout payments	—	(429)	—	—			(429)
Acquisition of businesses, net of cash acquired	—	(732)	—	—			(732)

Net cash used in investing activities	(1,339)	(5,279)	(1,516)	—			(8,134)

Financing activities
Intercompany debt reallocation	6,140	(6,355)	215	—			—
Net repayments on credit facility debt	(29,743)	—	(819)	—			(30,562)
Principal payments on seller and other debt	—	(1,719)	—	—			(1,719)
Proceeds from issuance of common stock	1,495	—	—	—			1,495
Repayment of bank overdrafts	(3,034)	—	—	—			(3,034)
Distributions to minority interests	—	—	(127)	—			(127)

Net cash used in financing activities	(25,142)	(8,074)	(731)	—			(33,947)

Effect of exchange rate changes on cash and cash equivalents	117	—	—	—			117

Net decrease in cash and cash equivalents	(10,208)	(6,772)	(554)	—			(17,534)
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—			56,062

Cash and cash equivalents at end of period	$15,170	$21,250	$2,108	$—			$38,528

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2002

	Corporation
	(Parent		Non-
	Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations			Consolidated

	(dollars in thousands)
Net operating revenues	$3,202	$222,281	$46,437	$—			$271,920

Costs and expenses:
Cost of services	—	183,819	37,916	—			221,735
General and administrative	9,686	—	—	—			9,686
Bad debt expense	—	8,440	2,003	—			10,443
Depreciation and amortization	416	4,431	1,179	—			6,026

Total costs and expenses	10,102	196,690	41,098	—			247,890

Income (loss) from operations	(6,900)	25,591	5,339	—			24,030
Other income and expense:
Intercompany interest and royalty fees	5,079	(5,228)	149	—			—
Intercompany management fees	(12,368)	11,716	652	—			—
Interest income	(61)	(11)	1	—			(71)
Interest expense	1,588	4,163	1,027	—			6,778

Income (loss) before minority interests and income taxes	(1,138)	14,951	3,510	—			17,323
Minority interest in consolidated subsidiary companies	—	—	603	—			603

Income (loss) before income taxes	(1,138)	14,951	2,907	—			16,720
Income tax expense	901	4,953	690	—			6,544
Equity in earnings of subsidiaries	12,215	1,052	—	(13,267)	(a	)	—

Net income	$10,176	$11,050	$2,217	$(13,267)			$10,176

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Quarter Ended March 31, 2002

	Select Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

		(dollars in thousands)
Operating activities
Net income	$10,176	$11,050	$2,217	$(13,267)	(a)	$10,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416	4,431	1,179	—		6,026
Provision for bad debts	—	8,440	2,003	—		10,443
Minority interests	—	—	603	—		603
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity (loss) in earnings of subsidiaries	(12,215)	(1,052)	—	13,267	(a)	—
Intercompany	1,606	5,451	(7,057)	—		—
Accounts receivable	(291)	(16,158)	695	—		(15,754)
Other current assets	(257)	(170)	286	—		(141)
Other assets	893	(1,555)	1,123	—		461
Accounts payable	1,924	(552)	(438)	—		934
Due to third-party payors	(3,200)	8,751	2,458	—		8,009
Accrued expenses	2,579	7,637	(866)	—		9,350
Income taxes	4,981	—	(935)	—		4,046

Net cash provided by operating activities	6,612	26,273	1,268	—		34,153

Investing activities
Purchases of property and equipment, net	(329)	(7,594)	(1,036)	—		(8,959)
Earnout payments	—	(489)	—	—		(489)

Net cash used in investing activities	(329)	(8,083)	(1,036)	—		(9,448)

Financing activities
Intercompany debt reallocation	18,152	(18,446)	294	—		—
Net repayments on credit facility debt	(8,320)	—	(671)	—		(8,991)
Principal payments on seller and other debt	(370)	(2,370)	—	—		(2,740)
Proceeds from issuance of common stock	973	—	—	—		973
Proceeds from bank overdrafts	595	—	—	—		595
Payment of deferred financing costs	(67)	—	—	—		(67)
Distributions to minority interests		—	(159)	—		(159)

Net cash provided by (used in) financing activities	10,963	(20,816)	(536)	—		(10,389)

Effect of exchange rate changes on cash and cash equivalents	(3)	—	—	—		(3)

Net increase (decrease) in cash and cash equivalents	17,243	(2,626)	(304)	—		14,313
Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$17,802	$5,460	$1,754	$—		$25,016

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with our consolidated financial statements and notes thereto contained in our Form 10-K filed with the Securities Exchange Commission on March 14, 2003.

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources,

•	shortages in qualified nurses could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	conditions in the malpractice insurance market may further increase the cost of malpractice insurance and/or force us to assume even higher self-insured retentions;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” in our Form 10-K under Item 1 – Business.

Overview

     We are a leading operator of specialty acute care hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of March 31, 2003, we operated 72 specialty acute care hospitals in 24 states and 739 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

     We operate through two business segments, our specialty acute care hospital segment and our outpatient rehabilitation segment. For the three months ended March 31, 2003, we had net operating revenues of $312.3 million. Of this total, we earned approximately 60% of our net operating revenues from our specialty hospitals and approximately 40% from our outpatient rehabilitation business.

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

	Three months ended

	March 31,

	2003	2002

Specialty Hospital Data
# of Hospitals - Start of Period	72	64
# of Hospital Start-ups	0	0

# of Hospitals - End of Period	72	64

# of Licensed Beds	2,616	2,307
# of Admissions	5,958	5,211
# of Patient Days	165,818	149,869
Average Length of Stay	29	30
Net Revenue Per Patient Day (a)	$1,106	$993
Occupancy Rate	71%	72%
% Patient Days – Medicare	78%	77%
Outpatient Rehabilitation Data
# of Clinics Owned - Start of Period	679	664
# of Clinics Acquired	33	1
# of Clinic Start-ups	6	14
# of Clinics Closed/Sold/Consolidated	10	12

# of Clinics Owned - End of Period	708	667
# of Clinics Managed - End of Period	31	53

Total # of Clinics (All) – End of Period	739	720

# of Visits (U.S)	981,572	964,416
Net Revenue Per Visit (U.S.) (b)	$88	$86

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

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

     Approximately 69% and 64% of our specialty hospital revenues for the three months ended March 31, 2003 and 2002, respectively, were received from services provided to Medicare patients. Of this amount, approximately 53% and 98% were paid by Medicare under a cost-based reimbursement methodology for the three months ended March 31, 2003 and 2002, respectively. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. As of March 31, 2003 we had a net amount due from Medicare of $0.7 million and at December 31, 2002 we had a net amount due to Medicare of $7.3 million, related to our cost-based hospitals. We recorded this amount as due to third party payors on our balance sheet. Substantially all of our Medicare cost reports are settled through 1999.

     Net operating revenues generated directly from the Medicare program from all segments represented approximately 45% and 40% of net operating revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

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

     During the quarter ended March 31, 2003, an additional twenty-three of our hospitals implemented LTCH-PPS pursuant to the new regulations. This brings the total number of our hospitals which have implemented LTCH-PPS to thirty-six at March 31, 2003. Thirty-five of these hospitals elected to be paid solely on the basis of LTC-DRG payments. The balance of our hospitals are expected to implement LTCH-PPS over the next six months.

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

     While the implementation of LTCH-PPS is intended to be revenue neutral to the industry, it may be possible for our hospitals to experience enhanced financial performance due to our low cost operating model and the high acuity of our patient population. However, there are risks associated with transitioning to the new payment system. The conversion to the new payment system was accretive to our earnings in the quarter ended March 31, 2003, and we are continuing to assess the long-term impact of the LTCH-PPS.

     Other revenue primarily represents amounts the Medicare program reimburses us for a portion of our corporate expenses that are related to our specialty hospital operations. Under the LTCH-PPS, we will no longer get specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our specialty hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we began allocating corporate departmental costs that are directly related to our specialty hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the increase in net revenue this segment will experience under LTCH-PPS.

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

Related Party

     We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $0.4 million for each of the three months ended March 31, 2003 and 2002. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $16.3 million through 2015. These transactions and commitments are described more fully in Note 16 to Select Medical

Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2002.

Results of Operations

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended
	March 31,

	2003	2002

Net operating revenues	100.0%	100.0%

Cost of services (a)	80.8%	81.5%
General and administrative	3.0%	3.6%
Bad debt expense	3.9%	3.8%

EBITDA (b)	12.3%	11.1%
Depreciation and amortization	2.4%	2.2%

Income from operations	9.9%	8.9%
Interest expense, net	2.0%	2.5%

Income before minority interests, and income taxes	7.9%	6.4%
Minority interests	0.3%	0.2%

Income before income taxes	7.6%	6.2%
Income tax	3.0%	2.5%

Net income	4.6%	3.7%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended
	March 31,
			%
	2003	2002	Change

	(dollars in thousands)
Net operating revenues:
Specialty hospitals	$183,428	$148,828	23.2%
Outpatient rehabilitation	125,575	119,694	4.9
Other	3,304	3,398	(2.8)

Total company	$312,307	$271,920	14.9%

EBITDA: (b)
Specialty hospitals	$25,486	$15,667	62.7%
Outpatient rehabilitation	19,503	21,048	(7.3)
Other	(6,637)	(6,659)	0.3

Total company	$38,352	$30,056	27.6%

Income (loss) from operations:
Specialty hospitals	$21,859	$12,619	73.2%
Outpatient rehabilitation	16,588	18,522	(10.4)
Other	(7,609)	(7,111)	(7.0)

Total company	$30,838	$24,030	28.3%

EBITDA margins: (b)
Specialty hospitals	13.9%	10.5%	32.4%
Outpatient rehabilitation	15.5	17.6	(11.9)
Other	NM	NM	NM

Total company	12.3%	11.1%	10.8%

Total assets:
Specialty hospitals	$311,814	$298,352
Outpatient rehabilitation	329,603	327,591
Other	62,643	44,791

Total company	$704,060	$670,734

Capital expenditures
Specialty hospitals	$2,887	$6,183
Outpatient rehabilitation	2,740	2,435
Other	1,346	341

Total company	$6,973	$8,959

     The following tables reconcile net income (loss) to EBITDA for the Company and income (loss) from operations to EBITDA on a segment basis.

	March 31, 2003

		Specialty	Outpatient	All
	Total	Hospitals	Rehabilitation	Other

		(dollars in thousands)
Net income	$14,454
Income tax expense	9,320
Minority interest	824
Interest expense, net	6,240

Income (loss) from operations	$30,838	$21,859	$16,588	$(7,609)
Depreciation and amortization	7,514	3,627	2,915	972

EBITDA (b)	$38,352	$25,486	$19,503	$(6,637)

Net revenue	$312,307	$183,428	$125,575	$3,304
EBITDA margin (b)	12.3%	13.9%	15.5%	NM

	March 31, 2002

		Specialty	Outpatient	All
	Total	Hospitals	Rehabilitation	Other

		(dollars in thousands)
Net income	$10,176
Income tax expense	6,544
Minority interest	603
Interest expense, net	6,707

Income (loss) from operations	$24,030	$12,619	$18,522	$(7,111)
Depreciation and amortization	6,026	3,048	2,526	452

EBITDA (b)	$30,056	$15,667	$21,048	$(6,659)

Net revenue	$271,920	$148,828	$119,694	$3,398
EBITDA margin (b)	11.1%	10.5%	17.6%	NM

The following table reconciles same hospitals information.

	Three Months Ended

	March 31, 2003	March 31, 2002

	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$183,428	$148,828
Less: Specialty hospitals opened after 1/1/02	8,803	—

Same hospitals net operating revenue	$174,625	$148,828

EBITDA
Specialty hospitals EBITDA	$25,486	$15,667
Less: Specialty hospitals opened after 1/1/02 losses	(1,262)	(738)

Same hospitals EBITDA	$26,748	$16,405

Same hospitals EBITDA margin	15.3%	11.0%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization and minority interest. EBITDA is commonly used as an analytical indicator within the healthcare industry, and also serves as a measure of leverage capacity and debt service ability. EBITDA is also used by management to evaluate financial performance and determine resource allocation for each of our operating units, and for us as a whole. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Operating Revenues

     Our net operating revenues increased by 14.9% to $312.3 million for the three months ended March 31, 2003 compared to $271.9 million for the three months ended March 31, 2002. The reasons for the increase in net operating revenues are discussed below.

     Specialty Acute Care Hospitals. Our specialty hospital net operating revenues increased 23.2% to $183.4 million for the three months ended March 31, 2003 compared to $148.8 million for the three months ended March 31, 2002. Net operating revenues for the 64 specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 17.3% to $174.6 million for the three months ended March 31, 2003 from $148.8 million for the three months ended March 31, 2002. This resulted from a higher volume of patient days and a higher net revenue per patient day. The remaining increase of $8.8 million resulted from the internal development of new specialty hospitals that commenced operations in 2002.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 4.9% to $125.6 million for the three months ended March 31, 2003 compared to $119.7 million for the three months ended March 31, 2002. The number of patient visits in our U.S. based outpatient rehab clinics increased 1.8% for the three months ended March 31, 2003 to 981,572 visits compared to 964,416 visits for the three months ended March 31, 2002. Net revenue per visit in these clinics increased to $88 for the three months ended March 31, 2003 compared to $86 for the three months ended March 31, 2002. The increase was principally related to the consolidation of a group of clinics that we previously managed and clinics that we acquired after March 31, 2002. Excluding the effects of the previously managed clinics and the recently acquired clinics, net operating revenues for the three months ended March 31, 2003 would have been $121.6 million, a 1.6% increase from the prior year, and the number of U.S. based visits would have been 905,216, a 6.1% decline from the prior year. This decline in visits is principally related to the harsh weather we experienced in several of our markets, which also constrained our revenue growth. We estimate that we lost approximately 40,000 U.S. based visits due to weather-related cancellations and temporary clinic closures during the three months ended March 31, 2003. These lost weather related visits affected clinics we operated throughout both periods.

     Other. Our other revenues remained relatively constant at $3.3 million for the three months ended March 31, 2003 compared to $3.4 million for the three months ended March 31, 2002. We expect this revenue item to decline throughout the remainder of 2003 as our specialty acute care hospitals convert to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

     Our operating expenses increased by 13.3% to $274.0 million for the three months ended March 31, 2003 compared to $241.9 million for the three months ended March 31, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2002, costs associated with increased patient volumes, consolidations of previously managed clinics and higher benefit costs experienced in our NovaCare outpatient operations. As a percentage of our net operating revenues, our operating expenses were 87.7% for the three months ended March 31, 2003 compared to 88.9% for the three months ended March 31, 2002. Cost of services as a percentage of operating revenues decreased to 80.8% for the three months ended March 31, 2003 from 81.5% for the three months ended March 31, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $22.2 million for the three months ended March 31, 2003 compared to $20.6 million for the three months ended March 31, 2002. This increase is principally related to our new hospitals that opened during 2002. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.0% for the three months ended March 31, 2003 from 3.6% for the three months ended March 31, 2002. Our bad debt expense as a percentage of net operating revenues was 3.9% for the three months ended March 31, 2003 compared to 3.8% for the three months ended March 31, 2002.

EBITDA

     Our total EBITDA increased 27.6% to $38.4 million for the three months ended March 31, 2003 compared to $30.1 million for the three months ended March 31, 2002. Our EBITDA margins increased to 12.3% for the three months ended March 31, 2003 compared to 11.1% for the three months ended March 31, 2002. Our EBITDA margins are adversely affected by the losses incurred at our start-up hospitals. If we exclude the dilutive effect caused by the hospitals opened in 2002 and our pre-opening hospitals, our overall EBITDA margins would be 13.1% for the three months ended March 31, 2003 compared to 11.3% for the three months ended March 31, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Acute Care Hospitals. EBITDA increased by 62.7% to $25.5 million for the three months ended March 31, 2003 compared to $15.7 million for the three months ended March 31, 2002. Our EBITDA margins increased to 13.9% for the three months ended March 31, 2003 from 10.5% for the three months ended March 31, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had EBITDA of $26.7 million, an increase of 63.0% over the EBITDA of these hospitals in the same period last year. This increase in same hospital EBITDA resulted from an increase in patient days and revenue per patient day. Our EBITDA margin in these same store hospitals increased to 15.3% for the three months ended March 31, 2003 from 11.0% for the three months ended March 31, 2002.

     Outpatient Rehabilitation. EBITDA declined by 7.3% to $19.5 million for the three months ended March 31, 2003 compared to $21.0 million for the three months ended March 31, 2002. Our EBITDA margins decreased to 15.5% for the three months ended March 31, 2003 from 17.6% for the three months ended March 31, 2002. This EBITDA decline was primarily the result of three factors. First, the adverse effect of patient visit cancellations and temporary clinic closure due to the harsh weather in several of our markets. Second, our benefit costs in our NovaCare outpatient operations continued to run at levels higher than those experienced prior to April 2002. Third, beginning January 1, 2003, we purchased and began consolidating a group of clinics that we previously managed, which had the effect of compressing our margins.

     Other. The EBITDA loss was $6.6 million for the three months ended March 31, 2003 compared to a loss of $6.7 million for the three months ended March 31, 2002.

Income from Operations

     Income from operations increased 28.3% to $30.8 million for the three months ended March 31, 2003 compared to $24.0 million for the three months ended March 31, 2002. The increase in income from operations resulted from the EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $1.5 million. The increase in depreciation and amortization expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense decreased by $0.4 million to $6.4 million for the three months ended March 31, 2003 from $6.8 million for the three months ended March 31, 2002. The decline in interest expense is due to the lower debt levels outstanding in 2003 compared to 2002, and a lower effective interest rate in 2003. The lower debt levels resulted from scheduled term amortization payments and principal pre-payments that we have made under our credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

     Minority interests in consolidated earnings increased to $0.8 million for the three months ended March 31, 2003 compared to $0.6 million for the three months ended March 31, 2002. This increase resulted from the improved profitability of our specialty hospitals with minority interests.

Income Taxes

     We recorded income tax expense of $9.3 million for the three months ended March 31, 2003. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $6.5 million for the three months ended March 31, 2002. This expense represented an effective tax rate of 39.1%.

Capital Resources and Liquidity

     For the three months ended March 31, 2003 operating activities provided $24.4 million of cash flow compared to $34.2 million for the three months ended March 31, 2002. Although our net income was greater for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, we experienced this decrease in cash flow because of repayments of amounts due to third-party payors and income tax payments offset the increased income and the strong collections of accounts receivable that we experienced. Our accounts receivable days outstanding were 64 days at March 31, 2003 compared to 73 days at December 31, 2002 and 74 days at March 31, 2002.

     Investing activities used $8.1 and $9.4 million of cash flow for the three months ended March 31, 2003 and 2002, respectively. This usage resulted from purchases of property and equipment of $7.0 and $9.0 million in 2003 and 2002, respectively, that relate principally to new hospital development. Additionally, we incurred earnout-related payments of $0.4 million in 2003 and $0.5 million in 2002 and acquisition payments of $0.7 million in 2003.

     Financing activities used $33.9 and $10.4 million of cash for the three months ended March 31, 2003 and 2002, respectively. This was due principally to the repayment of credit facility, seller and other debt which when aggregated amount to $32.3 and $11.7 million in 2003 and 2002, respectively. Of the $32.3 million debt repayment occurring during the three months ended March 31, 2003, $25.0 million was related to an accelerated pre-payment of our term debt that we made with our excess cash reserves.

     Capital Resources

     Net working capital increased slightly to $133.1 million at March 31, 2003 compared to $130.6 million at December 31, 2002.

     We have a credit agreement with a group of banks. Our credit facility consists of a term facility of $43.5 million and a revolving credit facility of $152.4 million. As of March 31, 2003 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $147.8 million under our revolving facility subject to certain limitations. We have $4.6 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of March 31, 2003, our weighted average interest rate under our credit agreement was approximately 5.0% compared to 7.4% at December 31, 2002. This reduction occurred on March 31, 2003 when our hedging agreement terminated. As a result, we did not realize any significant change in our interest expense during the quarter ended March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements for at least the next twelve months. Our goal is to open eight to ten additional hospitals before the end of 2003. A new specialty hospital has typically required approximately $3.4 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $147.8 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material impact on our financial statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” As a result of rescinding SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect is eliminated. We reported extraordinary items in 2000 and 2001 as a result of debt extinguishments. The provisions of SFAS 145 that affect us are effective for fiscal periods beginning after May 15, 2002, although early adoption of SFAS 145 is permitted. In accordance with the provisions of SFAS No. 145, we adopted this pronouncement in the first quarter of 2003. As a result of the adoption of SFAS No. 145, we reclassified our extraordinary items recorded in 2000 and 2001 to the other income and expense category of our consolidated statement of operations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $44,000 for the three months ended March 31, 2003. Our interest rate swap agreement terminated on March 31, 2003. Based on the credit facility debt outstanding on March 31, 2003 and after the termination of the interest rate swap agreement, a change in interest rates by one percentage point would result in interest expense fluctuating approximately $0.1 million for a three-month period.

     Approximately 27% of our term-loan borrowings under our credit agreement are denominated in Canadian dollars. Although we are not required by our credit agreement to maintain a hedge on our foreign currency risk, we have entered into a five year agreement that allows us to limit the cost of Canadian dollars to a range of U.S.$0.6631 to U.S.$0.6711 per Canadian dollar to limit our risk on the potential fluctuation in the exchange rate of the Canadian dollar to the U.S. dollar.

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

PART II      OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     On August 10, 1998 a complaint in the U.S. District Court for the Eastern District of Pennsylvania was filed that named as defendants, NovaCare, Inc. (now known as J.L. Halsey Corporation), other named defendants and 100 defendants who were to be named at a later time. This qui tam action sought triple damages and penalties under the False Claims Act against J.L. Halsey Corporation. The allegations involve, among other things, the distinction between individual and group billing in physical rehabilitation clinics that we acquired from NovaCare. On October 16, 2000 the relator plaintiff made a motion to amend the complaint to, among other things, add Select Medical Corporation and some of its subsidiaries acquired in the NovaCare acquisition as defendants in this case. This motion was granted in September of 2001. The amended complaint alleges that from about January 1, 1995 through the present, the defendants submitted false or fraudulent bills for physical therapy to various federal health programs. On January 3, 2002, J.L. Halsey Corporation and its related subsidiaries (including the subsidiaries acquired in the NovaCare acquisition) entered into a settlement agreement with the relator plaintiff and the government, pursuant to which, in exchange for a payment by J.L. Halsey Corporation of $375,000, the parties settled all claims arising out of conduct that took place before Select Medical’s acquisition of the NovaCare subsidiaries that are defendants in the case. Claims against the Company and the NovaCare subsidiaries regarding conduct occurring after the NovaCare acquisition were not covered by this settlement. In September 2002, Select learned that the United States Attorney for the Eastern District of Pennsylvania had notified the court that the United States had decided no to intervene in this case.

As of April 30, 2003, Select and the subsidiaries have not been served with the amended complaint. Based on a review of the amended complaint, we do not believe that this lawsuit is meritorious, and we intend to vigorously defend against this action if it is pursued by the relator plaintiff. However, because of the uncertain nature of the litigation, we cannot predict the outcome of this matter.

     In addition, as part of our business, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. These insurance policies also do not cover punitive damages.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.      OTHER INFORMATION

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     a.        Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 34 hereof.

     b.        Reports on Form 8-K

Form 8K, dated March 19, 2003, pursuant to Item 9, in connection with the certifications of our Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002, which accompanied our form 10-K for the year ended December 31, 2002, in accordance with Regulation FD.

Form 8-K, dated March 27, 2003, pursuant to Item 9, in connection with the distribution of our annual report to stockholders, in accordance with Regulation FD.

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
(Principal Accounting Officer)

Dated: May 12, 2003

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/: Martin F. Jackson Martin F. Jackson
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Waiver, dated as of March 18, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, the lenders party thereto, JP Morgan Chase Bank, J.P. Morgan Bank Canada, Banc of America Securities, LLC and CIBC, Inc.

99.1	Certification of President and Chief Executive Officer relating to Form 10-Q for the quarter ended March 31, 2003.

99.2	Certification of Senior Vice President and Chief Financial Officer relating to Form 10-Q for the quarter ended March 31, 2003.