Form 10-Q
period 2003-06-30
SELECT MEDICAL CORP
filed 2003-08-11
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2003
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period
From __________________ to ___________ ..

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

YES  ☒    NO  ☐

          As of July 31, 2003, the number of outstanding shares of the Registrant’s Common Stock was 48,420,426.

PART I    FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$91,351	$56,062
Accounts receivable, net of allowance for doubtful accounts of $88,911 and $79,815 in 2003 and 2002, respectively	199,723	233,105
Current deferred tax asset	42,058	40,125
Other current assets	17,265	17,601

Total Current Assets	350,397	346,893
Property and equipment, net	112,421	114,707
Goodwill	211,348	196,887
Trademark	37,875	37,875
Other intangibles	935	8,969
Non-current deferred tax asset	7,262	7,995
Other assets	17,622	25,733

Total Assets	$737,860	$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$6,765	$11,121
Current portion of long-term debt and notes payable	22,176	29,470
Accounts payable	36,720	38,590
Accrued payroll	35,125	34,891
Accrued vacation	17,134	15,195
Accrued restructuring	589	800
Accrued other	45,463	36,306
Income taxes payable	8,917	23,722
Due to third party payors	31,438	26,177

Total Current Liabilities	204,327	216,272
Long-term debt, net of current portion	201,767	230,747

Total Liabilities	406,094	447,019
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	5,227	5,622
Stockholders’ Equity:
Common stock - $.01 par value: Authorized shares - 200,000,000 in 2003 and 2002 Issued shares - 48,067,000 and 46,676,000 in 2003 and 2002, respectively	481	467
Capital in excess of par	238,685	236,183
Retained earnings	83,240	50,155
Accumulated other comprehensive income (loss)	4,133	(387)

Total Stockholders’ Equity	326,539	286,418

Total Liabilities and Stockholders’ Equity	$737,860	$739,059

     See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net operating revenues	$326,218	$280,272	$638,525	$552,192

Costs and expenses:
Cost of services	258,218	228,183	510,487	449,918
General and administrative	11,624	9,326	21,127	19,012
Bad debt expense	12,337	8,577	24,520	19,020
Depreciation and amortization	7,192	6,180	14,706	12,206

Total costs and expenses	289,371	252,266	570,840	500,156

Income from operations	36,847	28,006	67,685	52,036
Other income and expense:
Interest income	(156)	(136)	(342)	(207)
Interest expense	5,622	6,815	12,048	13,593

Income before minority interests and income taxes	31,381	21,327	55,979	38,650
Minority interest in consolidated subsidiary companies	713	570	1,537	1,173

Income before income taxes	30,668	20,757	54,442	37,477
Income tax expense	12,037	8,156	21,357	14,700

Net income available to common stockholders	$18,631	$12,601	$33,085	$22,777

Net income per common share:
Basic income per common share	$0.39	$0.27	$0.70	$0.49
Diluted income per common share	$0.37	$0.25	$0.66	$0.46
Weighted average shares outstanding:
Basic	47,527	46,442	47,339	46,262
Diluted	50,687	49,469	50,002	49,054

     See accompanying notes.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(dollars in thousands)
(unaudited)

					Accumulated
		Common	Capital in		Other
	Common	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Loss	Income

Balance at December 31, 2002	46,676	$467	$236,183	$50,155	$(387)
Net income				33,085		$33,085
Other comprehensive income					4,520	4,520

Total comprehensive income						$37,605

Issuance of common stock	1,391	14	2,111
Tax benefit of stock option exercises			391

Balance at June 30, 2003	48,067	$481	$238,685	$83,240	$4,133

     See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

Operating activities
Net income	$33,085	$22,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,706	12,206
Provision for bad debts	24,520	19,020
Minority interests	1,537	1,173
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	17,880	(35,895)
Other current assets	426	(1,240)
Other assets	861	1,556
Accounts payable	(1,268)	(2,379)
Due to third-party payors	5,262	14,626
Accrued expenses	7,122	6,882
Income taxes	(12,859)	11,749

Net cash provided by operating activities	91,272	50,475

Investing activities
Purchases of property and equipment, net	(15,206)	(17,948)
Proceeds from disposal of assets	2,400	—
Earnout payments	(429)	(536)
Acquisition of businesses, net of cash acquired	(3,786)	(3,303)

Net cash used in investing activities	(17,021)	(21,787)

Financing activities
Net repayments on credit facility debt	(34,191)	(12,981)
Payment of deferred financing fees	—	(67)
Principal payments on seller and other debt	(2,114)	(3,947)
Proceeds from issuance of common stock	2,125	3,893
Proceeds from (repayment of) bank overdrafts	(4,356)	3,624
Distributions to minority interests	(775)	(1,151)

Net cash used in financing activities	(39,311)	(10,629)

Effect of exchange rate changes on cash and cash equivalents	349	72

Net increase in cash and cash equivalents	35,289	18,131
Cash and cash equivalents at beginning of period	56,062	10,703

Cash and cash equivalents at end of period	$91,351	$28,834

Supplemental Cash Flow Information
Cash paid for interest	$9,491	$11,794
Cash paid for income taxes	$34,790	$3,358

     See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

Insurance Risk Programs

     The Company is insured for malpractice claims based on claims made or claims incurred policies purchased in the commercial insurance market. The Company’s policies prior to December 31, 2002 had low deductibles, or self-insured retention levels. A self-insured retention is the amount of liability and legal fees that the Company must pay for each claim. The policy that became effective on December 31, 2002 contains substantial self-insured retentions for the Company’s professional liability claims. The company utilizes an actuary to determine the value of the losses that may occur within this self-insured retention level and adjusts its accruals based upon this analysis. To the extent that subsequent claims information varies from loss estimates, the accruals for these liabilities are adjusted to reflect current loss data.

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on its financial statements.

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

Stock Option Plans

     During the six months ended June 30, 2003, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 61,162 shares of Common Stock at exercise prices ranging from $13.35 to $20.50 per share. In addition, during that period the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 29,000 shares of Common Stock at the exercise price of $13.35 per share.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(dollars in thousands, except per share amounts)
Net income – as reported	$18,631	$12,601	$33,085	$22,777
Deduct: Total stock based employee Compensation expense determined under fair value based method for all awards, net of related tax effects	828	4,719	1,908	6,799

Net income – pro forma	$17,803	$7,882	$31,177	$15,978

Weighted average grant-date fair value	$10.37	$7.49	$7.15	$7.10
Basic earnings per share – as reported	0.39	0.27	0.70	0.49
Basic earnings per share – pro forma	0.37	0.17	0.66	0.35
Diluted earnings per share – as reported	0.37	0.25	0.66	0.46
Diluted earnings per share – pro forma	0.35	0.16	0.62	0.33

Accumulated Other Comprehensive Income

     The components of accumulated other comprehensive income at June 30, 2003 consist of cumulative translation adjustment gains of $4,244,000 associated with the Company’s Canadian operations and unrealized losses on available-for-sale securities of $111,000, net of tax.

3. Intangible Assets

     Amortization expense for intangible assets with finite lives for the six months ended June 30, 2003 was $14,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2003 will be approximately $28,000.

Intangible assets consist of the following:

	As of June 30, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

	(dollars in thousands)
Amortized intangible assets
Management services agreements	$1,081	$(146)

Unamortized intangible assets
Goodwill	$211,348
Trademarks	37,875

Total	$249,223

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2003 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

		(dollars in thousands)
Balance as of December 31, 2002	$84,391	$111,912	$584	$196,887
Goodwill acquired during year	75	12,356	—	12,431
Income tax benefits recognized	—	(2,005)	—	(2,005)
Earn-out payments	—	429	—	429
Translation adjustment	—	3,693	—	3,693
Other	—	(87)	—	(87)

Balance as of June 30, 2003	84,466	$126,298	$584	$211,348

4. Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total

	(dollars in thousands)
December 31, 2002	$788	$12	$800
Amounts paid in 2003	(199)	(12)	(211)

June 30, 2003	$589	$—	$589

The Company expects to pay out the remaining lease termination costs through 2005.

5. Segment Information

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on Adjusted EBITDA of the respective business units. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization and minority interest.

     The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended June 30, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$191,763	$132,047	$2,408	$326,218
Adjusted EBITDA	30,708	23,391	(10,060)	44,039
Total assets	293,106	333,686	111,068	737,860
Capital expenditures	4,529	1,790	1,914	8,233

	Three Months Ended June 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$152,073	$124,639	$3,560	$280,272
Adjusted EBITDA	17,281	23,075	(6,170)	34,186
Total assets	315,115	330,800	47,518	693,433
Capital expenditures	6,257	2,492	240	8,989

	Six Months Ended June 30, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$375,191	$257,622	$5,712	$638,525
Adjusted EBITDA	56,194	42,894	(16,697)	82,391
Total assets	293,106	333,686	111,068	737,860
Capital expenditures	7,416	4,530	3,260	15,206

	Six Months Ended June 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$300,901	$244,333	$6,958	$552,192
Adjusted EBITDA	32,948	44,123	(12,829)	64,242
Total assets	315,115	330,800	47,518	693,433
Capital expenditures	12,440	4,927	581	17,948

A reconciliation of Adjusted EBITDA to net income is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

	(dollars in thousands)
Adjusted EBITDA	$44,039	$34,186	$82,391	$64,242
Depreciation and amortization	(7,192)	(6,180)	(14,706)	(12,206)
Interest income	156	136	342	207
Interest expense	(5,622)	(6,815)	(12,048)	(13,593)
Minority interest	(713)	(570)	(1,537)	(1,173)
Income tax expense	(12,037)	(8,156)	(21,357)	(14,700)

Net income	$18,631	$12,601	$33,085	$22,777

6.	Net Income per Share

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(dollars in thousands, except per share data)
Numerator:
Net income	$18,631	$12,601	$33,085	$22,777
Denominator:
Denominator for basic earnings per share - weighted average shares	47,527	46,442	47,339	46,262
Effect of dilutive securities:
a) Stock options	2,696	1,884	2,074	1,706
b) Warrants	464	1,143	589	1,086

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	50,687	49,469	50,002	49,054

Basic income per common share:	$0.39	$0.27	$0.70	$0.49
Diluted income per common share:	$0.37	$0.25	$0.66	$0.46

7.	Supplemental Disclosures of Cash Flow Information

     Non-cash investing and financing activities are comprised of the following for the six months ended June 30, 2003 and 2002:

	2003	2002

	(dollars in thousands)
Notes issued with acquisitions	$316	$1,380
Tax benefit of stock option exercises	391	2,192

8.	Commitments and Contingencies

Other

          In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately 13 unsettled cases in seven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

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

9.	Subsequent Events

     On June 30, 2003, the Company signed a definitive agreement to acquire the stock of Kessler Rehabilitation Corporation for approximately $228.1 million in cash and approximately $1.9 million of assumed indebtedness. On July 29, 2003, the Company agreed to sell $175.0 million of 7 1/2% Senior Subordinated Notes (the “Notes”) due 2013. The closing of the sale of the Notes is subject to satisfaction of customary closing conditions and is scheduled to occur on August 12, 2003. The Company intends to use the proceeds of the Notes offering, together with existing cash and, to the extent necessary, borrowings under the Company’s senior credit facility, to complete the acquisition of Kessler Rehabilitation Corporation (the “Kessler Acquisition”). If the Kessler Acquisition is not completed by November 27, 2003, the Notes must be redeemed at 101% of their principal amount plus accrued interest.

10.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2003 and for the six months ended June 30, 2003 and 2002.

     On January 1, 2003, the Company purchased the outstanding minority interests of Rehab Advantage Therapy Services, LLC and Select Management Services, LLC. The operations of these businesses through

January 1, 2003 have been included as Non-Guarantor Subsidiaries. The operations of the businesses (through a 100% owned subsidiary) commencing on January 1, 2003 have been included as Guarantor Subsidiaries.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2003:

Canadian Back Institute Limited
Kentucky Orthopedic Rehabilitation, LLC.
Medical Information Management Systems, LLC.
Metro Therapy, Inc.
Millennium Rehab Services, LLC.
Select Specialty Hospital – Central Pennsylvania, L.P.
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2003

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$62,820	$26,022	$2,509	$—		$91,351
Accounts receivable, net	(30)	164,854	34,899	—		199,723
Current deferred tax asset	7,722	31,102	3,234	—		42,058
Other current assets	2,274	12,097	2,894	—		17,265

Total Current Assets	72,786	234,075	43,536	—		350,397
Property and equipment, net	8,476	85,130	18,815	—		112,421
Investment in affiliates	333,922	59,551	—	(393,473	) (a)	—
Goodwill	5,854	158,439	47,055	—		211,348
Trademark	—	37,875	—	—		37,875
Other intangibles	—	935	—	—		935
Non-current deferred tax asset	(582)	(420)	8,264	—		7,262
Other assets	11,758	5,209	655	—		17,622

Total Assets	$432,214	$580,794	$118,325	$(393,473)		$737,860

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$6,765	$—	$—	$—		$6,765
Current portion of long-term debt and notes payable	570	20,951	655	—		22,176
Accounts payable	1,394	29,608	5,718	—		36,720
Intercompany accounts	15,217	(22,519)	7,302	—		—
Accrued payroll	911	34,091	123	—		35,125
Accrued vacation	2,190	13,387	1,557	—		17,134
Accrued restructuring	—	589	—	—		589
Accrued other	21,354	21,531	2,578	—		45,463
Income taxes	2,546	11,879	(5,508)	—		8,917
Due to third party payors	(3,587)	37,353	(2,328)	—		31,438

Total Current Liabilities	47,360	146,870	10,097	—		204,327
Long-term debt, net of current portion	58,315	96,604	46,848	—		201,767

Total liabilities	105,675	243,474	56,945	—		406,094
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	375	4,852	—		5,227
Stockholders’ Equity:
Common stock	481	—	—	—		481
Capital in excess of par	238,685	—	—	—		238,685
Retained earnings	83,240	105,021	27,719	(132,740	) (b)	83,240
Subsidiary investment	—	231,924	28,809	(260,733	) (a)	—
Accumulated other comprehensive income	4,133	—	—	—		4,133

Total Stockholders’ Equity	326,539	336,945	56,528	(393,473)		326,539

Total Liabilities and Stockholders’ Equity	$432,214	$580,794	$118,325	$(393,473)		$737,860

(a) Elimination of investments in subsidiaries.

(b) Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2003

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$5,005	$527,933	$105,587	$—		$638,525

Costs and expenses:
Cost of services	—	422,424	88,063	—		510,487
General and administrative	21,127	—	—	—		21,127
Bad debt expense	—	21,244	3,276	—		24,520
Depreciation and amortization	1,374	11,383	1,949	—		14,706

Total costs and expenses	22,501	455,051	93,288	—		570,840

Income (loss) from operations	(17,496)	72,882	12,299	—		67,685
Other income and expense:
Intercompany interest and royalty fees	11,964	(11,974)	10	—		—
Intercompany management fees	(31,646)	30,032	1,614	—		—
Interest income	(180)	(162)	—	—		(342)
Interest expense	3,633	5,833	2,582	—		12,048

Income (loss) before minority interests and income taxes	(1,267)	49,153	8,093	—		55,979
Minority interest in consolidated subsidiary companies	—	123	1,414	—		1,537

Income (loss) before income taxes	(1,267)	49,030	6,679	—		54,442
Income tax expense	138	19,235	1,984	—		21,357
Equity in earnings of subsidiaries	34,490	1,709	—	(36,199	) (a)	—

Net income	$33,085	$31,504	$4,695	$(36,199)		$33,085

(a) Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2003

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities
Net income	$33,085	$31,504	$4,695	$(36,199	) (a)	$33,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	11,383	1,949	—		14,706
Provision for bad debts	—	21,244	3,276	—		24,520
Minority interests	—	123	1,414	—		1,537
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(34,490)	(1,709)	—	36,199	(a)	—
Intercompany	65,326	(58,239)	(7,087)	—		—
Accounts receivable	(255)	19,401	(1,266)	—		17,880
Other current assets	614	(387)	199	—		426
Other assets	177	298	386	—		861
Accounts payable	(1,143)	(154)	29	—		(1,268)
Due to third-party payors	8,049	(4,950)	2,163	—		5,262
Accrued expenses	3,099	1,865	2,158	—		7,122
Income taxes	(11,063)	—	(1,796)	—		(12,859)

Net cash provided by operating activities	64,773	20,379	6,120	—		91,272

Investing activities
Purchases of property and equipment, net	(3,247)	(9,385)	(2,574)	—		(15,206)
Proceeds from disposal of assets	2,400	—	—	—		2,400
Earnout payments	—	(429)	—	—		(429)
Acquisition of businesses, net of cash acquired	—	(3,596)	(190)	—		(3,786)

Net cash used in investing activities	(847)	(13,410)	(2,764)	—		(17,021)

Financing activities
Intercompany debt reallocation	7,800	(6,855)	(945)	—		—
Net repayments on credit facility debt	(32,402)	—	(1,789)	—		(34,191)
Principal payments on seller and other debt	—	(2,114)	—	—		(2,114)
Proceeds from issuance of common stock	2,125	—	—	—		2,125
Repayment of bank overdrafts	(4,356)	—	—	—		(4,356)
Distributions to minority interests	—	—	(775)	—		(775)

Net cash used in financing activities	(26,833)	(8,969)	(3,509)	—		(39,311)

Effect of exchange rate changes on cash and cash equivalents	349	—	—	—		349

Net increase (decrease) in cash and cash equivalents	37,442	(2,000)	(153)	—		35,289
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$62,820	$26,022	$2,509	$—		$91,351

(a) Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2002

	Select Medical
	Corporation
	(Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$6,502	$447,326	$98,364	$—		$552,192

Costs and expenses:
Cost of services	—	369,233	80,685	—		449,918
General and administrative	19,012	—	—	—		19,012
Bad debt expense	—	15,820	3,200	—		19,020
Depreciation and amortization	827	8,833	2,546	—		12,206

Total costs and expenses	19,839	393,886	86,431	—		500,156

Income (loss) from operations	(13,337)	53,440	11,933	—		52,036
Other income and expense:
Intercompany interest and royalty fees	10,567	(10,863)	296	—		—
Intercompany management fees	(24,735)	23,373	1,362	—		—
Interest income	(167)	(40)	—	—		(207)
Interest expense	3,684	7,666	2,243	—		13,593

Income (loss) before minority interests and income taxes	(2,686)	33,304	8,032	—		38,650
Minority interest in consolidated subsidiary companies	—	6	1,167	—		1,173

Income (loss) before income taxes	(2,686)	33,298	6,865	—		37,477
Income tax expense (benefit)	(1,308)	14,727	1,281	—		14,700
Equity in earnings of subsidiaries	24,155	4,032	—	(28,187	) (a)	—

Net income	$22,777	$22,603	$5,584	$(28,187)		$22,777

(a) Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2002

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities
Net income	$22,777	$22,603	$5,584	$(28,187	) (a)	$22,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	827	8,833	2,546	—		12,206
Provision for bad debts	—	15,820	3,200	—		19,020
Minority interests	—	6	1,167	—		1,173
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(24,155)	(4,032)	—	28,187	(a)	—
Intercompany	(20,800)	25,868	(5,068)	—		—
Accounts receivable	(124)	(30,108)	(5,663)	—		(35,895)
Other current assets	(461)	(739)	(40)	—		(1,240)
Other assets	1,150	(862)	1,268	—		1,556
Accounts payable	(1,870)	(250)	(259)	—		(2,379)
Due to third-party payors	(237)	12,842	2,021	—		14,626
Accrued expenses	670	7,489	(1,277)	—		6,882
Income taxes	13,323	—	(1,574)	—		11,749

Net cash provided by (used in) operating activities	(8,900)	57,470	1,905	—		50,475

Investing activities
Purchases of property and equipment, net	(561)	(14,870)	(2,517)	—		(17,948)
Earnout payments	—	(536)	—	—		(536)
Acquisition of businesses, net of cash acquired	—	(3,303)	—	—		(3,303)

Net cash used in investing activities	(561)	(18,709)	(2,517)	—		(21,787)

Financing activities
Intercompany debt reallocation	34,114	(36,852)	2,738	—		—
Net repayments on credit facility debt	(11,640)	—	(1,341)	—		(12,981)
Principal payments on seller and other debt	(370)	(3,577)	—	—		(3,947)
Proceeds from issuance of common stock	3,893	—	—	—		3,893
Proceeds from bank overdrafts	3,624	—	—	—		3,624
Payment of deferred financing costs	(67)	—	—	—		(67)
Distributions to minority interests	—	—	(1,151)	—		(1,151)

Net cash provided by (used in) financing activities	29,554	(40,429)	246	—		(10,629)

Effect of exchange rate changes on cash and cash equivalents	72	—	—	—		72

Net increase (decrease) in cash and cash equivalents	20,165	(1,668)	(366)	—		18,131
Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$20,724	$6,418	$1,692	$—		$28,834

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

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	the failure of our long term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources;

•	shortages in qualified nurses could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	conditions in the malpractice insurance market may further increase the cost of malpractice insurance and/or force us to assume even higher self-insured retentions;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;

•	unexpected difficulties in integrating our and Kessler’s operations or realizing the anticipated benefits from the Kessler Acquisition;

•	unforeseen liabilities associated with the Kessler Acquisition; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

     For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” in our Form 10-K under Item 1 – Business.

Non-GAAP Financial Measures

     The SEC recently adopted rules regarding the use of non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, which we use in this report. Historically, we have defined EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt and minority interest, and used this measure to report our consolidated operating results as well as our segment results. We are now referring to this financial measure as Adjusted EBITDA. In order to comply with the new rules, we are now using EBITDA, defined as net income (loss) before interest, income taxes, depreciation and amortization, to report our consolidated operating results. However, SFAS 131 requires us to report our segment results in a manner consistent with management’s internal reporting of operating results to our chief operating decision maker (as defined under SFAS 131) for purposes of evaluating segment performance. Therefore, since we use Adjusted EBITDA to measure performance of our segments for internal reporting purposes, we will continue to use Adjusted EBITDA to report our segment results. The difference between EBITDA and Adjusted EBITDA for the periods presented in this report result from minority interests, which are added back to EBITDA in the computation of Adjusted EBITDA.

Overview

          We are a leading operator of specialty hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of June 30, 2003, we operated 75 long term acute care hospitals in 24 states and 737 outpatient rehabilitation clinics in 32 states, the District of Columbia and seven Canadian provinces. We began operations in 1997 under the leadership of our current management team.

          We operate through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the six months ended June 30, 2003, we had net operating revenues of $638.5 million. Of this total, we earned approximately 60% of our net operating revenues from our specialty hospitals and approximately 40% from our outpatient rehabilitation business.

          Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients. These patients typically suffer from serious and often complex medical conditions that require a high degree of care. Our outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

          The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities and closures. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Specialty Hospital Data
# of Hospitals - Start of Period	72	64	72	64
# of Hospital Start-ups	4	2	4	2
# of Hospitals Closed	(1)	—	(1)	—

# of Hospitals - End of Period	75	66	75	66

# of Licensed Beds	2,758	2,383	2,758	2,383
# of Admissions	6,117	5,019	12,075	10,230
# of Patient Days	167,945	153,942	333,763	303,811
Average Length of Stay	27	31	28	30
Net Revenue Per Patient Day (a)	$1,138	$987	$1,122	$990
Occupancy Rate	70%	73%	70%	72%
% Patient Days – Medicare	77%	76%	77%	77%

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2002	2003	2002

Outpatient Rehabilitation Data
# of Clinics Owned - Start of Period	708	667	679	664
# of Clinics Acquired	—	6	33	7
# of Clinic Start-ups	11	18	17	32
# of Clinics Closed/Sold/Consolidated	(12)	(5)	(22)	(17)

# of Clinics Owned - End of Period	707	686	707	686
# of Clinics Managed — End of Period	30	54	30	54

Total # of Clinics (All) – End of Period	737	740	737	740

# of Visits (U.S.)	1,019,028	995,050	2,000,600	1,959,466
Net Revenue Per Visit (U.S.) (b)	$88	$86	$88	$86

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

          Our goal is to open approximately eight to ten new specialty hospitals each year, utilizing primarily our “hospital within a hospital” model. We also may open new specialty hospitals in freestanding buildings. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

               Approximately 68% and 62% of our specialty hospital revenues for the six months ended June 30, 2003 and 2002, respectively, were received from services provided to Medicare patients. Of this amount, approximately 45% and 98% were paid by Medicare under a cost-based reimbursement methodology for the six months ended June 30, 2003 and 2002, respectively. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. As of June 30, 2003 and December 31, 2002 we had a net amount due to Medicare of $12.7 million and $7.3 million, related to our cost-based hospitals. We recorded this amount as due to third party payors on our balance sheet. Substantially all of our Medicare cost reports are settled through 1999.

               Net operating revenues generated directly from the Medicare program from all segments represented approximately 45% and 40% of net operating revenues for the six months ended June 30, 2003 and 2002, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

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

               During the quarter ended June 30, 2003, an additional fourteen of our hospitals implemented LTCH-PPS pursuant to the new regulations, and one hospital that previously had implemented LTCH-PPS was closed. This brings the total number of our hospitals which have implemented LTCH-PPS to forty-nine at June 30, 2003. For forty-eight of these hospitals, we have elected to be paid solely on the basis of LTC-DRG payments. The balance of our long term acute care hospitals are expected to implement LTCH-PPS in the next quarter.

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

               While the implementation of LTCH-PPS is intended to be revenue neutral to the industry, our hospitals are experiencing enhanced financial performance due to our low cost operating model and the high acuity of our patient population. However, there are risks associated with transitioning to the new payment system. The conversion to the new payment system was accretive to our earnings in the quarter and six months ended June 30, 2003.

               Other revenue primarily represents amounts the Medicare program reimburses us for a portion of our corporate expenses that are related to our specialty hospital operations. Under the LTCH-PPS, we will no longer get specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our specialty hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we began allocating corporate departmental costs that are directly related to our specialty hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the expected increase in net revenue this segment will experience under LTCH-PPS.

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

Related Party

               We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $0.8 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $16.0 million through 2015. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2002.

Results of Operations

          The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (a)	79.2%	81.4%	80.0%	81.6%
General and administrative	3.5%	3.3%	3.3%	3.4%
Bad debt expense	3.8%	3.1%	3.8%	3.4%
Depreciation and amortization	2.2%	2.2%	2.3%	2.2%

Income from operations	11.3%	10.0%	10.6%	9.4%
Interest expense, net	1.7%	2.4%	1.8%	2.4%

Income before minority interests, and income taxes	9.6%	7.6%	8.8%	7.0%
Minority interests	0.2%	0.2%	0.3%	0.2%

Income before income taxes	9.4%	7.4%	8.5%	6.8%
Income tax expense	3.7%	2.9%	3.3%	2.7%

Net income	5.7%	4.5%	5.2%	4.1%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2003	2002	Change	2003	2002	Change

			(dollars in thousands)
Net operating revenues:
Specialty hospitals	$191,763	$152,073	26.1%	$375,191	$300,901	24.7%
Outpatient rehabilitation	132,047	124,639	5.9	257,622	244,333	5.4
Other	2,408	3,560	(32.4)	5,712	6,958	(17.9)

Total company	$326,218	$280,272	16.4%	$638,525	$552,192	15.6%

Adjusted EBITDA: (b)
Specialty hospitals	$30,708	$17,281	77.7%	$56,194	$32,948	70.6%
Outpatient rehabilitation	23,391	23,075	1.4	42,894	44,123	(2.8)
Other	(10,060)	(6,170)	(63.0)	(16,697)	(12,829)	(30.2)

Total company	$44,039	$34,186	28.8%	$82,391	$64,242	28.3%

Income (loss) from operations:
Specialty hospitals	$27,162	$14,134	92.2%	$49,021	$26,753	83.2%
Outpatient rehabilitation	20,292	20,488	(1.0)	36,880	39,010	(5.5)
Other	(10,607)	(6,616)	(60.3)	(18,216)	(13,727)	(32.7)

Total company	$36,847	$28,006	31.6%	$67,685	$52,036	30.1%

Adjusted EBITDA margins: (b)
Specialty hospitals	16.0%	11.4%	40.4%	15.0%	10.9%	37.6%
Outpatient rehabilitation	17.7	18.5	(4.3)	16.6	18.1	(8.3)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total company	13.5%	12.2%	10.7%	12.9%	11.6%	11.2%

Total assets:
Specialty hospitals	$293,106	$315,115		$293,106	$315,115
Outpatient rehabilitation	333,686	330,800		333,686	330,800
Other	111,068	47,518		111,068	47,518

Total company	$737,860	$693,433		$737,860	$693,433

Purchases of property and equipment, net:
Specialty hospitals	$4,529	$6,257		$7,416	$12,440
Outpatient rehabilitation	1,790	2,492		4,530	4,927
Other	1,914	240		3,260	581

Total company	$8,233	$8,989		$15,206	$17,948

          The following tables reconcile net income to EBITDA for the Company and EBITDA to Adjusted EBITDA for our reportable segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net income	$18,631	$12,601	$33,085	$22,777
Income tax expense	12,037	8,156	21,357	14,700
Interest expense, net	5,466	6,679	11,706	13,386
Depreciation and amortization	7,192	6,180	14,706	12,206

EBITDA (b)	43,326	33,616	80,854	63,069
Minority interest	713	570	1,537	1,173

Adjusted EBITDA (b)	$44,039	$34,186	$82,391	$64,242

Net revenue	$326,218	$280,272	$638,525	$552,192
EBITDA margin (b)	13.3%	12.0%	12.7%	11.4%

The following table reconciles same hospitals information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2001

	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$191,763	$152,073	$375,191	$300,901
Less: Specialty hospitals opened after 1/1/02	14,011	5	22,814	5
Closed specialty hospital	10	997	1,473	2,460

Same hospitals net operating revenue	$177,742	$151,071	$350,904	$298,436

Adjusted EBITDA
Specialty hospitals Adjusted EBITDA	$30,708	$17,281	$56,194	$32,948
Less: Specialty hospitals opened after 1/1/02	87	(847)	(1,176)	(1,585)
Closed specialty hospital	(246)	26	(39)	307

Same hospitals Adjusted EBITDA	$30,867	$18,102	$57,409	$34,226

Same hospitals Adjusted EBITDA margin	17.4%	12.0%	16.4%	11.5%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization and minority interest. Minority interest is then deducted from Adjusted EBITDA to derive EBITDA. EBITDA is commonly used as an analytical indicator of performance within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units, and for the us as a whole. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Operating Revenues

          Our net operating revenues increased by 16.4% to $326.2 million for the three months ended June 30, 2003 compared to $280.3 million for the three months ended June 30, 2002. The reasons for the increase in net operating revenues are discussed below.

          Specialty Hospitals. Our specialty hospital net operating revenues increased 26.1% to $191.8 million for the three months ended June 30, 2003 compared to $152.1 million for the three months ended June 30, 2002. Net operating revenues for the 63 specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 17.7% to $177.7 million for the three months ended June 30, 2003 from $151.1 million for the three months ended June 30, 2002. This resulted from a higher volume of patient days and a higher net revenue per patient day. The remaining increase of $13.1 million resulted primarily from the internal development of new specialty hospitals that commenced operations in 2002.

          Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 5.9% to $132.0 million for the three months ended June 30, 2003 compared to $124.6 million for the three months ended June 30, 2002. The number of patient visits in our U.S. based outpatient rehabilitation clinics increased 2.4% for the three months ended June 30, 2003 to 1,019,028 visits compared to 995,050 visits for the three months ended June 30, 2002. Net revenue per visit in these clinics increased to $88 for the three months ended June 30, 2003 compared to $86 for the three months ended June 30, 2002. The increase in net operating revenues was principally related to the consolidation of a group of clinics that we previously managed and clinics that we acquired after June 30, 2002. Excluding the effects of the previously managed clinics and the recently acquired clinics, net operating revenues for the three months ended June 30, 2003 would have been $127.8 million, a 2.6% increase from the prior year, and the number of U.S. based visits would have been 938,996, a 5.6% decline from the prior year.

          Other. Our other revenues declined to $2.4 million for the three months ended June 30, 2003 compared to $3.6 million for the three months ended June 30, 2002. We expect this revenue item to decline throughout the remainder of 2003 as our specialty acute care hospitals convert to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

          Our operating expenses increased by 14.7% to $282.2 million for the three months ended June 30, 2003 compared to $246.1 million for the three months ended June 30, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2002 and 2003, costs associated with increased patient volumes and the consolidation of previously managed clinics. As a percentage of our net operating revenues, our operating expenses were 86.5% for the three months ended June 30, 2003 compared to 87.8% for the three months ended June 30, 2002. Cost of services as a percentage of operating revenues decreased to 79.2% for the three months ended June 30, 2003 from 81.4% for the three months ended June 30, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $22.5 million for the three months ended June 30, 2003 compared to $21.4 million for the three months ended June 30, 2002. This increase is principally related to our new hospitals that opened during 2002 and 2003. During the same time period, general and administrative expense as a percentage of net operating revenues increased to 3.5% for the three months ended June 30, 2003 from 3.3% for the three months ended June 30, 2002. This increase in general and administrative expenses is the result of an increase in compensation costs, legal expenditures and the funding of charitable endeavors. Our bad debt expense as a percentage of net operating revenues was 3.8% for the three months ended June 30, 2003 compared to 3.1% for the three months ended June 30, 2002. This increase in bad debt expense resulted from the migration of some of our accounts receivable to older aging categories where we significantly reduce our estimates of net realizable value.

EBITDA

          Our total EBITDA increased 28.9% to $43.3 million for the three months ended June 30, 2003 compared to $33.6 million for the three months ended June 30, 2002. Our EBITDA margins increased to 13.3% for the three months ended June 30, 2003 compared to 12.0% for the three months ended June 30, 2002. Our EBITDA margins are adversely affected by the losses incurred at our start-up hospitals. If we exclude the dilutive effect caused by the hospitals opened in 2002 and 2003, our pre-opening hospitals, and the hospital closed in 2003, our overall EBITDA margins would be 14.2% for the three months ended June 30, 2003 compared to 12.5% for the three months ended June 30, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

          Specialty Hospitals. Adjusted EBITDA increased by 77.7% to $30.7 million for the three months ended June 30, 2003 compared to $17.3 million for the three months ended June 30, 2002. Our Adjusted EBITDA margins increased to 16.0% for the three months ended June 30, 2003 from 11.4% for the three months ended June 30, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had Adjusted EBITDA of $30.9 million, an increase of 70.5% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in patient days and revenue per patient day. Our Adjusted EBITDA margin in these same store hospitals increased to 17.4% for the three months ended June 30, 2003 from 12.0% for the three months ended June 30, 2002.

          Outpatient Rehabilitation. Adjusted EBITDA increased by 1.4% to $23.4 million for the three months ended June 30, 2003 compared to $23.1 million for the three months ended June 30, 2002. Our Adjusted EBITDA margins decreased to 17.7% for the three months ended June 30, 2003 from 18.5% for the three months ended June 30, 2002. This Adjusted EBITDA margin decline was primarily the result of consolidating a group of clinics that we previously managed, which had the effect of compressing our margins.

          Other. The Adjusted EBITDA loss was $10.1 million for the three months ended June 30, 2003 compared to a loss of $6.2 million for the three months ended June 30, 2002. This increase in the Adjusted EBITDA loss was the result of the decline in other net operating revenue described above and an increase in our general and administrative expenses described above.

Income from Operations

          Income from operations increased 31.6% to $36.8 million for the three months ended June 30, 2003 compared to $28.0 million for the three months ended June 30, 2002. The increase in income from operations resulted from the EBITDA and Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $1.0 million. The increase in depreciation and amortization expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

          Interest expense decreased by $1.2 million to $5.6 million for the three months ended June 30, 2003 from $6.8 million for the three months ended June 30, 2002. The decline in interest expense is due to the lower debt levels outstanding in 2003 compared to 2002, and a lower effective interest rate in 2003. The lower debt levels resulted from scheduled term amortization payments and principal pre-payments that we have made under our credit facility. All repayments have been made with cash flows generated from operations.

Minority Interests

          Minority interests in consolidated earnings increased to $0.7 million for the three months ended June 30, 2003 compared to $0.6 million for the three months ended June 30, 2002. This increase resulted from the improved profitability of our specialty hospitals with minority interests.

Income Taxes

          We recorded income tax expense of $12.0 million for the three months ended June 30, 2003. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $8.2 million for the three months ended June 30, 2002. This expense represented an effective tax rate of 39.3%.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Operating Revenues

          Our net operating revenues increased by 15.6% to $638.5 million for the six months ended June 30, 2003 compared to $552.2 million for the six months ended June 30, 2002. The reasons for the increase in net operating revenues are discussed below.

          Specialty Hospitals. Our specialty hospital net operating revenues increased 24.7% to $375.2 million for the six months ended June 30, 2003 compared to $300.9 million for the six months ended June 30, 2002. Net operating revenues for the 63 specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 17.6% to $350.9 million for the six months ended June 30, 2003 from $298.4 million for the six months ended June 30, 2002. This resulted from a higher volume of patient days and a higher net revenue per patient day. The remaining increase of $21.8 million resulted from the internal development of new specialty hospitals that commenced operations in 2002 and 2003.

          Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 5.4% to $257.6 million for the six months ended June 30, 2003 compared to $244.3 million for the six months ended June 30, 2002. The number of patient visits in our U.S. based outpatient rehabilitation clinics increased 2.1% for the six months ended June 30, 2003 to 2,000,600 visits compared to 1,959,466 visits for the six months ended June 30, 2002. Net revenue per visit in these clinics increased to $88 for the six months ended June 30, 2003 compared to $86 for the six months ended June 30, 2002. The increase in net operating revenues was principally related to the consolidation of a group of clinics that we previously managed and clinics that we acquired during 2002 and 2003. Excluding the effects of the previously managed clinics and the recently acquired clinics, net operating revenues for the six months ended June 30, 2003 would have been $249.2 million, a 2.0% increase from the prior year, and the number of U.S. based visits would have been 1,844,951, a 5.8% decline from the prior year. This decline in visits is principally related to the harsh weather we experienced in several of our markets, which also constrained our revenue growth. We estimate that we lost approximately 40,000 U.S. based visits due to weather-related cancellations and temporary clinic closures during January and February of 2003. These lost weather related visits affected clinics we operated throughout both periods.

          Other. Our other revenues declined to $5.7 million for the six months ended June 30, 2003 compared to $7.0 million for the six months ended June 30, 2002. We expect this revenue item to decline throughout the remainder of 2003 as our specialty acute care hospitals convert to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

          Our operating expenses increased by 14.0% to $556.1 million for the six months ended June 30, 2003 compared to $488.0 million for the six months ended June 30, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the internal development of new specialty hospitals that commenced operations in 2002 and 2003, costs associated with increased patient volumes, consolidation of previously managed clinics and higher benefit costs experienced in our NovaCare outpatient operations. As a percentage of our net operating revenues, our operating expenses were 87.1% for the six months ended June 30, 2003 compared to 88.4% for the six months ended June 30, 2002. Cost of services as a percentage of operating revenues decreased to 80.0% for the six months ended June 30, 2003 from 81.6% for the six months ended June 30, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $44.7 million for the six months ended June 30, 2003 compared to $42.0 million for the six months ended June 30, 2002. This increase is principally related to our new hospitals that opened during 2002 and 2003. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.3% for the six months ended June 30, 2003 from 3.4% for the six months ended June 30, 2002. Our bad debt expense as a percentage of net operating revenues was 3.8% for the six months ended June 30, 2003 compared to 3.4% for the six months ended June 30, 2002. This increase in bad debt expense resulted from the migration of some of our accounts receivable to older aging categories where we significantly reduce our estimates of net realizable value.

EBITDA

          Our total EBITDA increased 28.2% to $80.9 million for the six months ended June 30, 2003 compared to $63.1 million for the six months ended June 30, 2002. Our EBITDA margins increased to 12.7% for the six months ended June 30, 2003 compared to 11.4% for the six months ended June 30, 2002. Our EBITDA margins are adversely affected by the losses incurred at our start-up hospitals. If we exclude the dilutive effect caused by the hospitals opened in 2002 and 2003, and our pre-opening hospitals, our overall EBITDA margins would be 13.6% for the six months ended June 30, 2003 compared to 11.9% for the six months ended June 30, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

          Specialty Hospitals. Adjusted EBITDA increased by 70.6% to $56.2 million for the six months ended June 30, 2003 compared to $32.9 million for the six months ended June 30, 2002. Our Adjusted EBITDA margins increased to 15.0% for the six months ended June 30, 2003 from 10.9% for the six months ended June 30, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had Adjusted EBITDA of $57.4 million, an increase of 67.7% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in patient days and revenue per patient day. Our Adjusted EBITDA margin in these same store hospitals increased to 16.4% for the six months ended June 30, 2003 from 11.5% for the six months ended June 30, 2002.

          Outpatient Rehabilitation. Adjusted EBITDA declined by 2.8% to $42.9 million for the six months ended June 30, 2003 compared to $44.1 million for the six months ended June 30, 2002. Our Adjusted EBITDA margins decreased to 16.6% for the six months ended June 30, 2003 from 18.1% for the six months ended June 30, 2002. This Adjusted EBITDA decline was primarily the result of three factors. First, the adverse effect of patient visit cancellations and temporary clinic closure due to the harsh weather in several of our markets during January and February 2003. Second, our benefit costs in our NovaCare outpatient operations continued to run at levels higher than those experienced prior to April 2002. Third, beginning January 1, 2003, we purchased and began consolidating a group of clinics that we previously managed, which had the effect of compressing our margins.

          Other. The Adjusted EBITDA loss was $16.7 million for the six months ended June 30, 2003 compared to a loss of $12.8 million for the six months ended June 30, 2002. This is the result of the decline in other net operating revenue described above and the increase in general and administrative expenses described under our three months ended June 30, 2003 results.

Income from Operations

          Income from operations increased 30.1% to $67.7 million for the six months ended June 30, 2003 compared to $52.0 million for the six months ended June 30, 2002. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $2.5 million. The increase in depreciation and amortization expense resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

          Interest expense decreased by $1.6 million to $12.0 million for the six months ended June 30, 2003 from $13.6 million for the six months ended June 30, 2002. The decline in interest expense is due to the lower debt levels outstanding in 2003 compared to 2002, and a lower effective interest rate in 2003. The lower debt levels resulted from scheduled term amortization payments and principal pre-payments that we have made under our credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

          Minority interests in consolidated earnings increased to $1.5 million for the six months ended June 30, 2003 compared to $1.2 million for the six months ended June 30, 2002. This increase resulted from the improved profitability of our specialty hospitals with minority interests.

Income Taxes

          We recorded income tax expense of $21.4 million for the six months ended June 30, 2003. The expense represented an effective tax rate of 39.2% and approximates the federal and state statutory tax rates. We recorded income tax expense of $14.7 million for the six months ended June 30, 2002. This expense represented an effective tax rate of 39.2%.

Capital Resources and Liquidity

          For the six months ended June 30, 2003 operating activities provided $91.3 million of cash flow compared to $50.5 million for the six months ended June 30, 2002. Our cash flow from operations benefited from strong collections of our accounts receivable and an increase in our due to third-party payors liability, which primarily resulted from the early payment of our bi-weekly periodic interim payment from Medicare of approximately $16 million at the end of June. Offsetting those increases is the payment of cash taxes of $34.8 million. Our accounts receivable days outstanding were 56 days at June 30, 2003 compared to 73 days at December 31, 2002 and 76 days at June 30, 2002.

          Investing activities used $17.0 and $21.8 million of cash flow for the six months ended June 30, 2003 and 2002, respectively. This usage resulted from purchases of property and equipment of $15.2 and $17.9 million in 2003 and 2002, respectively, that relate principally to new hospital development. Additionally, we incurred earnout-related payments of $0.4 million in 2003 and $0.5 million in 2002 and acquisition payments of $3.8 million and $3.3 million in 2003 and 2002, respectively.

          Financing activities used $39.3 and $10.6 million of cash for the six months ended June 30, 2003 and 2002, respectively. This was due principally to the repayment of credit facility, seller and other debt which total in the aggregate $36.3 and $16.9 million in 2003 and 2002, respectively. Of the $36.3 million debt repayment occurring during the six months ended June 30, 2003, $25.0 million was related to an accelerated pre-payment of our term debt that we made with our excess cash reserves.

Capital Resources

          Net working capital increased to $146.1 million at June 30, 2003 compared to $130.6 million at December 31, 2002. Our increase in working capital resulted primarily from the increase in our cash balance.

          We have a credit agreement with a group of banks. Our credit facility consists of a term facility of $39.9 million and a revolving credit facility of $152.4 million. As of June 30, 2003 we had borrowed all of our available loans under the U.S. and Canadian term loans and had availability to borrow an additional $146.7 million under our revolving facility subject to certain limitations. We have $5.7 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

          Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of June 30, 2003, our weighted average interest rate under our credit agreement was approximately 4.2% compared to 7.4% at December 31, 2002. This reduction occurred as a result of terminating our hedging agreement on March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

          We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements related to our routine operations and development activities for at least the next twelve months. Our goal is to open eight to ten additional hospitals before the end of 2003. A new specialty hospital has typically required approximately $3.5 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $146.7 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

          On June 30, 2003, we signed a definitive agreement to acquire the stock of Kessler Rehabilitation Corporation for approximately $228.1 million in cash and approximately $1.9 million of assumed indebtedness. On July 29, 2003, we agreed to sell $175.0 million of 7 1/2% Senior Subordinated Notes due 2013. The closing of the sale of the Notes is subject to satisfaction of customary closing conditions and is scheduled to occur on August 12, 2003. We intend to use the proceeds of the Notes offering, together with existing cash and, to the extent necessary, borrowings under our senior credit facility, to complete the Kessler Acquisition. If the Kessler Acquisition is not completed by November 27, 2003, the Notes must be redeemed at 101% of their principal amount plus accrued interest.

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

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial statements.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $108,000 and $152,000 for the three and six months ended June 30, 2003.

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

ITEM 4.      CONTROLS AND PROCEDURES

          We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 13, 2003, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following items listed and described in the Company’s Proxy statement dated April 18, 2003.

1)	Election of Directors.

	For	Withheld

Bryan C. Cressey	44,111,226	963,575
James E. Dalton, Jr.	44,593,828	480,973
Robert A. Ortenzio	37,614,987	7,459,814

The following directors’ term of office as directors continued after this meeting:

Russell L. Carson
David S. Chernow
Meyer Feldberg
Rocco A. Ortenzio
Leopold Swergold
LeRoy S. Zimmerman

2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

For	Against	Abstain

44,782,061	291,475	1,265

ITEM 5.      OTHER INFORMATION

          None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

          a.     Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 38 hereof.

          b.     Reports on Form 8-K

          Form 8-K, dated April 29, 2003, pursuant to Item 9, in connection with our issuance of a press release on April 28, 2003 reporting our results for the three months ended March 31, 2003.

          Form 8-K, dated June 2, 2003, pursuant to Item 9, in connection with certain investor presentations given during June 2003.

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

Scott A. Romberger
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 11, 2003

EXHIBIT INDEX

Exhibit	Description

2.1	Stock Purchase Agreement, dated as of June 30, 2003, by and among Kessler Rehabilitation Corporation, the Henry H. Kessler Foundation, Inc. and Select Medical Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.