Form 10-Q
period 2003-09-30
SELECT MEDICAL CORP
filed 2003-11-14
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From_____________to___________.

Commission File Number: 000-32499

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2872718 (I.R.S. employer identification number)

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

YES [X]            NO [  ]

               As of October 31, 2003, the number of outstanding shares of the Registrant’s Common Stock was 50,411,150.

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,448	$56,062
Accounts receivable, net of allowance for doubtful accounts of $114,615 and $79,815 in 2003 and 2002, respectively	228,431	233,105
Current deferred tax asset	60,483	40,125
Prepaid income taxes	4,601	—
Other current assets	20,646	17,601

Total Current Assets	395,609	346,893
Property and equipment, net	176,030	114,707
Goodwill	318,771	196,887
Trademark	37,875	37,875
Other intangibles	24,209	8,969
Non-current deferred tax asset	13,211	7,995
Other assets	25,237	25,733

Total Assets	$990,942	$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$4,311	$11,121
Current portion of long-term debt and notes payable	10,483	29,470
Accounts payable	49,058	38,590
Accrued payroll	53,274	34,891
Accrued vacation	20,467	15,195
Accrued restructuring	11,015	800
Accrued other	60,871	36,306
Income taxes payable	—	23,722
Due to third party payors	35,203	26,177

Total Current Liabilities	244,682	216,272
Long-term debt, net of current portion	359,458	230,747

Total Liabilities	604,140	447,019
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	5,306	5,622
Stockholders’ Equity:
Common stock - $.01 par value: Authorized shares - 200,000,000 in 2003 and 2002 Issued shares - 50,381,000 and 46,676,000 in 2003 and 2002, respectively	504	467
Capital in excess of par	275,023	236,183
Retained earnings	101,853	50,155
Accumulated other comprehensive income (loss)	4,116	(387)

Total Stockholders’ Equity	381,496	286,418

Total Liabilities and Stockholders’ Equity	$990,942	$739,059

See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net operating revenues	$353,475	$278,983	$992,000	$831,175

Costs and expenses:
Cost of services	282,935	231,054	793,422	680,972
General and administrative	11,124	10,317	32,251	29,329
Bad debt expense	13,674	8,611	38,194	27,631
Depreciation and amortization	8,807	6,518	23,513	18,724

Total costs and expenses	316,540	256,500	887,380	756,656

Income from operations	36,935	22,483	104,620	74,519
Other income and expense:
Equity in earnings from joint ventures	334	—	334	—
Interest income	284	181	626	388
Interest expense	(6,426)	(6,875)	(18,474)	(20,468)

Income before minority interests and income taxes	31,127	15,789	87,106	54,439
Minority interest in consolidated subsidiary companies	356	390	1,893	1,563

Income before income taxes	30,771	15,399	85,213	52,876
Income tax expense	12,158	6,044	33,515	20,744

Net income	$18,613	$9,355	$51,698	$32,132

Net income per common share:
Basic income per common share	$0.38	$0.20	$1.08	$0.69
Diluted income per common share	$0.35	$0.19	$1.01	$0.65
Weighted average shares outstanding:
Basic	49,348	46,653	48,016	46,394
Diluted	52,565	49,268	51,183	49,126

See accompanying notes.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(dollars in thousands)
(unaudited)

		Common	Capital in		Accumulated Other
	Common	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Income (Loss)	Income

Balance at December 31, 2002	46,676	$467	$236,183	$50,155	$(387)
Net income				51,698		$51,698
Other comprehensive income					4,503	4,503

Total comprehensive income						$56,201

Issuance of common stock	3,705	37	20,199
Tax benefit of stock option exercises			18,641

Balance at September 30, 2003	50,381	$504	$275,023	$101,853	$4,116

See accompanying notes.

SELECT MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net income	$51,698	$32,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,513	18,724
Provision for bad debts	38,194	27,631
Minority interests	1,893	1,563
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	10,927	(39,161)
Other current assets	941	(72)
Other assets	1,413	3,566
Accounts payable	8,901	382
Due to third-party payors	4,680	21,494
Accrued expenses	24,010	20,019
Income taxes	(1,933)	16,478

Net cash provided by operating activities	164,237	102,756

Investing activities
Purchases of property and equipment, net	(23,725)	(28,805)
Proceeds from disposal of assets	2,400	—
Earnout payments	(429)	(563)
Acquisition of businesses, net of cash acquired	(232,226)	(7,761)

Net cash used in investing activities	(253,980)	(37,129)

Financing activities
Issuance of 7.5% Senior Subordinated Notes	175,000	—
Net repayments on credit facility debt	(64,415)	(16,972)
Payment of deferred financing fees	(5,578)	(67)
Principal payments on seller and other debt	(2,619)	(4,524)
Proceeds from issuance of common stock	20,235	4,025
Proceeds from (repayment of) bank overdrafts	(6,810)	2,432
Distributions to minority interests	(1,042)	(1,264)

Net cash provided by (used in) financing activities	114,771	(16,370)

Effect of exchange rate changes on cash and cash equivalents	358	9

Net increase in cash and cash equivalents	25,386	49,266
Cash and cash equivalents at beginning of period	56,062	10,703

Cash and cash equivalents at end of period	$81,448	$59,969

Supplemental Cash Flow Information
Cash paid for interest	$11,493	$14,200
Cash paid for income taxes	$36,149	$4,552

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     Basis of Presentation

          The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

Insurance Risk Programs

          The Company is insured for malpractice claims based on claims made or claims incurred policies purchased in the commercial insurance market. The Company’s policies prior to December 31, 2002 had low deductibles, or self-insured retention levels. A self-insured retention is the amount of liability and legal fees that the Company must pay for each claim. The policy that became effective on December 31, 2002 contains substantial self-insured retentions for the Company’s professional liability claims. The Company utilizes actuarial methods to determine the value of the losses that may occur within this self-insured retention level and adjusts its accruals based upon this analysis. To the extent that subsequent claims information varies from loss estimates, the accruals for these liabilities are adjusted to reflect current loss data.

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003. The Company does not expect SFAS No. 150 to have a material impact on its financial statements.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company does not expect FIN 46 to have a material impact on its financial statements.

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

Stock Option Plans

          During the nine months ended September 30, 2003, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 2,551,314 shares of Common Stock at exercise prices ranging from $13.35 to $29.05 per share. In addition, during that period the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 39,000 shares of Common Stock at the exercise prices ranging from $13.35 to $29.05 per share.

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

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands, except per share amounts)
Net income – as reported	$18,613	$9,355	$51,698	$32,132
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,461	1,915	10,369	8,714

Net income – pro forma	$10,152	$7,440	$41,329	$23,418

Weighted average grant-date fair value	$13.01	$6.65	$12.81	$7.08
Basic earnings per share – as reported	0.38	0.20	1.08	0.69
Basic earnings per share – pro forma	0.21	0.16	0.86	0.50
Diluted earnings per share – as reported	0.35	0.19	1.01	0.65
Diluted earnings per share – pro forma	0.19	0.15	0.81	0.48

Accumulated Other Comprehensive Income

          The components of accumulated other comprehensive income at September 30, 2003 consist of cumulative translation adjustment gains of $4,217,000 associated with the Company’s Canadian operations and unrealized losses on available-for-sale securities of $101,000, net of tax.

3.     Acquisition

          On September 2, 2003, the Company completed the acquisition of all of the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $228.3 million in cash and $1.7 million of assumed indebtedness and liabilities related to the planned restructuring. The purchase was funded through a combination of the proceeds from the issuance of 7 1/2% Senior Subordinated Notes due 2013 and existing cash (see note 6). The purchase price has been allocated to net assets acquired and liabilities assumed based on preliminary valuation estimates. The excess of the amount of the purchase price over the net asset value of $108,320,000 was allocated to goodwill. The results of operations of Kessler Rehabilitation Corporation have been included in the Company’s consolidated financial statements since September 1, 2003. Kessler Rehabilitation Corporation operates rehabilitation hospital facilities and outpatient clinics. The Company has included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in its specialty hospital segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in the Company’s outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics, and infusion/intravenous services and corporate support costs, have been included in the all other category.

          The table below presents the allocation of the purchase price related to the Kessler acquisition (dollars in thousands):

Current assets	$61,714
Fixed assets	63,176
Intangible assets:
Goodwill	108,320
Non-compete, 7 year life	24,035
Other assets	10,259

Total assets acquired	$267,504

Current liabilities	37,118
Non-Current Liabilities	2,099

Total liabilities assumed	$39,217

Total purchase price	$228,287

          The following pro forma unaudited results of operations have been prepared assuming the acquisition of Kessler Rehabilitation Corporation occurred at the beginning of the periods presented. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

	For the Nine Months Ended
	September 30, 2003	September 30, 2002

	(dollars in thousands)
Net revenue	$1,148,507	$1,000,231
Net income before cumulative effect of accounting change	43,452	34,344
Net income	43,452	9,030
Basic income per common share before cumulative effect of accounting change	$0.90	$0.74
Basic income per common share	$0.90	$0.19
Diluted income per common share before cumulative effect of accounting change	$0.85	$0.70
Diluted income per common share	$0.85	$0.18

4.     Intangible Assets

          Amortization expense for intangible assets with finite lives for the nine months ended September 30, 2003 was $774,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2004 will be approximately $3,429,000 and primarily relates to the amortization of the non-compete associated with the Kessler acquisition.

          Intangible assets consist of the following:

	As of September 30, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

	(dollars in thousands)
Amortized intangible assets
Non competes	$24,035	$(290)
Management services agreements	1,081	(617)

Total	$25,116	$(907)

Unamortized intangible assets
Goodwill	$318,771
Trademarks	37,875

Total	$356,646

          The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2003 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Balance as of December 31, 2002	$84,391	$111,912	$584	$196,887
Goodwill acquired during year	86,760	34,027	—	120,787
Income tax benefits recognized	—	(2,852)	—	(2,852)
Earn-out payments	—	429	—	429
Translation adjustment	—	3,566	—	3,566
Other	—	(46)	—	(46)

Balance as of September 30, 2003	$171,151	$147,036	$584	$318,771

5.     Restructuring Charges

          During September 2003, the Company recorded a $11,525,000 restructuring reserve in connection with the acquisition of Kessler Rehabilitation Corporation which was accounted for as additional purchase price. The reserves primarily included costs associated with workforce reductions of 36 employees and lease buyouts in accordance with the Company’s restructuring plan.

          The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total

	(dollars in thousands)
December 31, 2002	$788	$12	$—	$800
2003 restructuring costs	4,486	5,532	1,507	11,525
Amounts paid in 2003	(310)	(12)	(988)	(1,310)

September 30, 2003	$4,964	$5,532	$519	$11,015

The Company expects to pay out the remaining lease termination costs through 2007 and severance through 2005.

6.     Long-Term Debt and Notes Payable

          On August 12, 2003, the Company through a wholly owned subsidiary issued and sold $175.0 million of 7½% Senior Subordinated Notes (the “Notes”) due 2013. The net proceeds of the Notes offering together with existing cash were used to complete the acquisition of Kessler Rehabilitation Corporation. The Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the existing 9 ½ % senior subordinated notes, and senior to all of the Company’s existing and future subordinated indebtedness. The Subsidiary Guarantors are the same for both the 7½% and the 9½% Senior Subordinated Notes.

7.     Segment Information

          The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on Adjusted EBITDA of the respective business segments. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, equity in earnings from joint ventures and minority interest. The acquisition of Kessler Rehabilitation Corporation impacts both of the Company’s segments. The Company has included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in its specialty hospital segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in the Company’s outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics, and infusion/intravenous services and corporate support costs, have been included in the all other category.

          The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended September 30, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$222,040	$129,108	$2,327	$353,475
Adjusted EBITDA	38,482	16,862	(9,602)	45,742
Total assets	427,773	370,031	193,138	990,942
Capital expenditures	5,970	1,685	864	8,519

	Three Months Ended September 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$155,637	$119,179	$4,167	$278,983
Adjusted EBITDA	16,522	19,025	(6,546)	29,001
Total assets	318,164	324,934	78,431	721,529
Capital expenditures	5,908	4,067	882	10,857

	Nine Months Ended September 30, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$597,231	$386,730	$8,039	$992,000
Adjusted EBITDA	94,676	59,756	(26,299)	128,133
Total assets	427,773	370,031	193,138	990,942
Capital expenditures	13,386	6,215	4,124	23,725

	Nine Months Ended September 30, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(dollars in thousands)
Net revenue	$456,538	$363,512	$11,125	$831,175
Adjusted EBITDA	49,470	63,148	(19,375)	93,243
Total assets	318,164	324,934	78,431	721,529
Capital expenditures	18,348	8,994	1,463	28,805

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(dollars in thousands)
Net income	$18,613	$9,355	$51,698	$32,132
Income tax expense	12,158	6,044	33,515	20,744
Minority interest	356	390	1,893	1,563
Interest expense	6,426	6,875	18,474	20,468
Interest income	(284)	(181)	(626)	(388)
Equity in earnings from joint ventures	(334)	—	(334)	—
Depreciation and amortization	8,807	6,518	23,513	18,724

Adjusted EBITDA	$45,742	$29,001	$128,133	$93,243

8.     Net Income per Share

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(dollars in thousands, except per share data)
Numerator:
Net income	$18,613	$9,355	$51,698	$32,132
Denominator:
Denominator for basic earnings per share - weighted average shares	49,348	46,653	48,016	46,394
Effect of dilutive securities:
a) Stock options	3,217	1,536	2,733	1,649
b) Warrants	—	1,079	434	1,083

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	52,565	49,268	51,183	49,126

Basic income per common share:	$0.38	$0.20	$1.08	$0.69
Diluted income per common share:	$0.35	$0.19	$1.01	$0.65

9.     Supplemental Disclosures of Cash Flow Information

          Non-cash investing and financing activities are comprised of the following for the nine months ended September 30, 2003 and 2002:

	2003	2002

	(dollars in thousands)
Notes issued with acquisitions	$316	$1,827
Tax benefit of stock option exercises	18,641	2,239
Liabilities assumed with acquisitions	39,217	—

10.     Commitments and Contingencies

Other

          In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately nine unsettled cases in seven states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

          The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered (subject to the above discussion regarding PHICO Insurance Company) under the Company’s insurance policies. In the opinion of management, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

11.     Subsequent Events

          On November 11, 2003, the Company’s Board of Directors approved a 2-for-1 split of its common stock. The stock split is being effected in the form of a 100% stock dividend that is payable on or about December 22, 2003 to shareholders of record on December 5, 2003.

          The following table sets forth for the periods indicated the calculation of net income per share and the differences between basic weighted average shares outstanding and diluted weighted averaged shares outstanding used to computed diluted earnings per share on a pro forma basis for the 2-for-1 stock split:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(dollars in thousands, except per share data) (unaudited)
Numerator:
Net income	$18,613	$9,355	$51,698	$32,132
Denominator:
Denominator for basic earnings per share - weighted average shares	98,697	93,306	96,033	92,788
Effect of dilutive securities:
a) Stock options	6,434	3,072	5,466	3,298
b) Warrants	—	2,158	868	2,166

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	105,131	98,536	102,367	98,252

Basic income per common share:	$0.19	$0.10	$0.54	$0.35
Diluted income per common share:	$0.18	$0.09	$0.51	$0.33

          The Company’s pro forma net earnings assuming a 2-for-1 stock split and adjusted to reflect earnings per share assuming compensation costs consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands, except per share amounts) (unaudited)
Net income – as reported	$18,613	$9,355	$51,698	$32,132
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,461	1,915	10,369	8,714

Net income – pro forma as adjusted	$10,152	$7,440	$41,329	$23,418

Pro forma weighted average grant-date fair value	$6.51	$3.33	$6.41	$3.54
Pro forma basic earnings per share – as reported	0.19	0.10	0.54	0.35
Pro forma basic earnings per share – as adjusted	0.10	0.08	0.43	0.25
Pro forma diluted earnings per share – as reported	0.18	0.09	0.51	0.33
Pro forma diluted earnings per share – as adjusted	0.10	0.08	0.40	0.24

12.     Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

          The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2003 and for the nine months ended September 30, 2003 and 2002.

          On January 1, 2003, the Company purchased the outstanding minority interests of Rehab Advantage Therapy Services, LLC and Select Management Services, LLC. The operations of these businesses through December 31, 2002 have been included as Non-Guarantor Subsidiaries. The operations of the businesses

(through a 100% owned subsidiary) commencing on January 1, 2003 have been included as Guarantor Subsidiaries.

          The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

          The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2003:

Canadian Back Institute Limited
Cupertino Medical Center, P.C.
Kentucky Orthopedic Rehabilitation, LLC.
Medical Information Management Systems, LLC.
Metro Therapy, Inc.
Millennium Rehab Services, LLC.
Philadelphia Occupational Health, P.C.
Select Specialty Hospital – Central Pennsylvania, L.P.
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.
U.S. Regional Occupational Health II, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
September 30, 2003

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$36,527	$41,575	$3,346	$—		$81,448
Accounts receivable, net	145	199,204	29,082	—		228,431
Current deferred tax asset	7,494	49,787	3,202	—		60,483
Prepaid income taxes	(5,370)	3,919	6,052			4,601
Other current assets	2,348	16,047	2,251	—		20,646

Total Current Assets	41,144	310,532	43,933	—		395,609
Property and equipment, net	8,481	149,427	18,122	—		176,030
Investment in affiliates	333,922	59,551	—	(393,473	) (a)	—
Goodwill	5,854	266,019	46,898	—		318,771
Trademark	—	37,875	—	—		37,875
Other intangibles	—	24,209	—	—		24,209
Non-current deferred tax asset	(1,380)	8,886	5,705	—		13,211
Other assets	16,735	7,799	703	—		25,237

Total Assets	$404,756	$864,298	$115,361	$(393,473)		$990,942

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$4,311	$—	$—	$—		$4,311
Current portion of long-term debt and notes payable	570	9,339	574	—		10,483
Accounts payable	2,515	40,955	5,588	—		49,058
Intercompany accounts	(94,020)	87,505	6,515	—		—
Accrued payroll	589	52,581	104	—		53,274
Accrued vacation	2,305	16,615	1,547	—		20,467
Accrued restructuring	—	11,015	—	—		11,015
Accrued other	28,748	28,952	3,171	—		60,871
Due to third party payors	(2,156)	37,830	(471)	—		35,203

Total Current Liabilities	(57,138)	284,792	17,028	—		244,682
Long-term debt, net of current portion	80,398	240,112	38,948	—		359,458

Total liabilities	23,260	524,904	55,976	—		604,140
Minority interest in consolidated subsidiary companies	—	350	4,956	—		5,306
Stockholders’ Equity:
Common stock	504	—	—	—		504
Capital in excess of par	275,023	—	—	—		275,023
Retained earnings	101,853	126,684	25,620	(152,304	) (b)	101,853
Subsidiary investment	—	212,360	28,809	(241,169	) (a)	—
Accumulated other comprehensive income	4,116	—	—	—		4,116

Total Stockholders’ Equity	381,496	339,044	54,429	(393,473)		381,496

Total Liabilities and Stockholders’ Equity	$404,756	$864,298	$115,361	$(393,473)		$990,942

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2003

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$6,145	$830,566	$155,289	$—		$992,000

Costs and expenses:
Cost of services	—	660,439	132,983	—		793,422
General and administrative	31,258	993	—	—		32,251
Bad debt expense	—	31,424	6,770	—		38,194
Depreciation and amortization	1,848	18,615	3,050	—		23,513

Total costs and expenses	33,106	711,471	142,803	—		887,380

Income (loss) from operations	(26,961)	119,095	12,486	—		104,620
Other income and expense:
Intercompany interest and royalty fees	18,236	(18,250)	14			—
Intercompany management fees	(45,661)	43,703	1,958			—
Equity in earnings from joint ventures	—	(334)	—			(334)
Interest income	(402)	(224)	—	—		(626)
Interest expense	6,107	8,930	3,437	—		18,474

Income (loss) before minority interests and income taxes	(5,241)	85,270	7,077	—		87,106
Minority interest in consolidated subsidiary companies	—	79	1,814	—		1,893

Income (loss) before income taxes	(5,241)	85,191	5,263	—		85,213
Income tax expense (benefit)	(1,304)	32,152	2,667			33,515
Equity in earnings of subsidiaries	55,635	128	—	(55,763	) (a)	—

Net income	$51,698	$53,167	$2,596	$(55,763)		$51,698

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities
Net income	$51,698	$53,167	$2,596	$(55,763	) (a)	$51,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$1,848	$18,615	$3,050	—		23,513
Provision for bad debts	—	31,424	6,770	—		38,194
Minority interests	—	79	1,814	—		1,893
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(55,635)	(128)	—	55,763	(a)	—
Intercompany	(11,819)	17,271	(5,452)	—		—
Accounts receivable	(430)	10,300	1,057	—		10,927
Other current assets	540	(441)	842	—		941
Other assets	778	297	338	—		1,413
Accounts payable	(22)	9,024	(101)	—		8,901
Due to third-party payors	9,480	(8,820)	4,020	—		4,680
Accrued expenses	10,286	11,002	2,722	—		24,010
Income taxes	413	—	(2,346)	—		(1,933)

Net cash provided by operating activities	7,137	141,790	15,310	—		164,237

Investing activities
Purchases of property and equipment, net	(4,074)	(16,718)	(2,933)	—		(23,725)
Proceeds from disposal of assets	2,400	—	—	—		2,400
Earnout payments	—	(429)	—	—		(429)
Acquisition of businesses, net of cash acquired	—	(232,036)	(190)	—		(232,226)

Net cash used in investing activities	(1,674)	(249,183)	(3,123)	—		(253,980)

Financing activities
Intercompany debt reallocation	(115,862)	123,497	(7,635)	—		—
Issuance of 7.5% Senior Subordinated Notes	175,000	—	—	—		175,000
Payment of deferred financing costs	(5,578)	—	—	—		(5,578)
Net repayments on credit facility debt	(61,657)	—	(2,758)	—		(64,415)
Principal payments on seller and other debt	—	(2,551)	(68)	—		(2,619)
Proceeds from issuance of common stock	20,235	—	—	—		20,235
Repayment of bank overdrafts	(6,810)	—	—	—		(6,810)
Distributions to minority interests	—	—	(1,042)	—		(1,042)

Net cash provided by (used in) financing activities	5,328	120,946	(11,503)	—		114,771

Effect of exchange rate changes on cash and cash equivalents	358	—	—	—		358

Net increase in cash and cash equivalents	11,149	13,553	684	—		25,386
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$36,527	$41,575	$3,346	$—		$81,448

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2002

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Net operating revenues	$10,402	$676,897	$143,876	$—		$831,175

Costs and expenses:
Cost of services	—	561,303	119,669	—		680,972
General and administrative	29,329	—	—	—		29,329
Bad debt expense	—	23,457	4,174	—		27,631
Depreciation and amortization	1,261	13,559	3,904	—		18,724

Total costs and expenses	30,590	598,319	127,747	—		756,656

Income (loss) from operations	(20,188)	78,578	16,129	—		74,519
Other income and expense:
Intercompany interest and royalty fees	16,097	(16,507)	410	—		—
Intercompany management fees	(43,573)	41,412	2,161	—		—
Interest income	(318)	(69)	(1)	—		(388)
Interest expense	5,799	11,137	3,532	—		20,468

Income before minority interests and income taxes	1,807	42,605	10,027	—		54,439
Minority interest in consolidated subsidiary companies	—	21	1,542	—		1,563

Income before income taxes	1,807	42,584	8,485	—		52,876
Income tax expense	474	18,298	1,972	—		20,744
Equity in earnings of subsidiaries	30,799	3,299	—	(34,098	) (a)	—

Net income	$32,132	$27,585	$6,513	$(34,098)		$32,132

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(dollars in thousands)
Operating activities
Net income	$32,132	$27,585	$6,513	$(34,098	) (a)	$32,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,261	13,559	3,904	—		18,724
Provision for bad debts	—	23,457	4,174	—		27,631
Minority interests	—	21	1,542	—		1,563
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(30,799)	(3,299)	—	34,098	(a)	—
Intercompany	(14,364)	21,077	(6,713)	—		—
Accounts receivable	(64)	(30,404)	(8,693)	—		(39,161)
Other current assets	(598)	631	(105)	—		(72)
Other assets	1,536	1,164	866	—		3,566
Accounts payable	(1,234)	957	659	—		382
Due to third-party payors	9,309	6,496	5,689	—		21,494
Accrued expenses	6,937	14,067	(985)	—		20,019
Income taxes	3,534	16,326	(3,382)	—		16,478

Net cash provided by operating activities	7,650	91,637	3,469	—		102,756

Investing activities
Purchases of property and equipment, net	(1,444)	(23,833)	(3,528)	—		(28,805)
Earnout payments	—	(563)	—	—		(563)
Acquisition of businesses, net of cash acquired	—	(5,548)	(2,213)	—		(7,761)

Net cash used in investing activities	(1,444)	(29,944)	(5,741)	—		(37,129)

Financing activities
Intercompany debt reallocation	37,429	(42,365)	4,936	—		—
Net repayments on credit facility debt	(14,960)	—	(2,012)	—		(16,972)
Principal payments on seller and other debt	(370)	(4,148)	(6)	—		(4,524)
Proceeds from issuance of common stock	4,025	—	—	—		4,025
Proceeds from bank overdrafts	2,432	—	—	—		2,432
Payment of deferred financing costs	(67)	—	—	—		(67)
Distributions to minority interests	—	—	(1,264)	—		(1,264)

Net cash provided by (used in) financing activities	28,489	(46,513)	1,654	—		(16,370)

Effect of exchange rate changes on cash and cash equivalents	9	—	—	—		9

Net increase (decrease) in cash and cash equivalents	34,704	15,180	(618)	—		49,266
Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$35,263	$23,266	$1,440	$—		$59,969

(a)	Elimination of equity in earnings of subsidiary.

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

For a discussion of these and other factors affecting our business, see the sections captioned “Risk Factors” in our Form 10-K under Item 1 – Business and our form S-4 filed October 17, 2003.

Non-GAAP Financial Measures

          The SEC recently adopted rules regarding the use of non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, which we use in this report. Historically, we have defined EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt and minority interest, and used this measure to report our consolidated operating results as well as our segment results. We are now referring to this financial measure as Adjusted EBITDA. In order to comply with the new rules, we are now using EBITDA, defined as net income (loss) before interest, income taxes, depreciation and amortization, to report our consolidated operating results. However, SFAS 131 requires us to report our segment results in a manner consistent with management’s internal reporting of operating results to our chief operating decision maker (as defined under SFAS 131) for purposes of evaluating segment performance. Therefore, since we use Adjusted EBITDA to measure performance of our segments for internal reporting purposes, we have used Adjusted EBITDA to report our segment results. The difference between EBITDA and Adjusted EBITDA for the periods presented in this report result from equity in earnings from joint ventures and minority interests, which are added back to EBITDA in the computation of Adjusted EBITDA.

Overview

          We are a leading operator of specialty hospitals for long term stay patients in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of September 30, 2003, after our acquisition of Kessler Rehabilitation Corporation we operated 77 long term acute care hospitals in 24 states and 814 outpatient rehabilitation clinics in 31 states, the District of Columbia and seven Canadian provinces. In addition we operated four acute medical rehabilitation hospitals that we acquired as part of the Kessler Acquisition in September 2003. We began operations in 1997 under the leadership of our current management team.

          We operate through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the nine months ended September 30, 2003, we had net operating revenues of $992.0 million. Of this total, we earned approximately 61% of our net operating revenues from our specialty hospitals and approximately 39% from our outpatient rehabilitation business.

          Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in our long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in our acute medical rehabilitation hospitals typically suffer from debilitating injuries, including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. Our outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Specialty Hospital Data – long term acute care hospitals
# of Hospitals - Start of Period	75	66	72	64
# of Hospital Start-ups	2	2	6	4
# of Hospitals Closed	—	—	(1)	—

# of Hospitals - End of Period	77	68	77	68

# of Licensed Beds	2,829	2,461	2,829	2,461
# of Admissions	6,443	5,262	18,518	15,492
# of Patient Days	171,971	155,105	505,734	458,916
Average Length of Stay	27	30	28	30
Net Revenue Per Patient Day (a)	$1,221	$1,003	$1,156	$994
Occupancy Rate	67%	69%	69%	71%
% Patient Days – Medicare	78%	76%	77%	76%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Specialty Hospital Data – acute medical rehabilitation hospitals
# of Hospitals – Start of Period	—	—	—	—
# of Hospitals Acquired	4	—	4	—

# of Hospitals – End of Period	4	—	4	—

# of Licensed Beds	322	—	322	—
# of Admissions	582	—	582	—
# of Patient Days	9,217	—	9,217	—
Average Length of Stay	16	—	16	—
Net Revenue Per Patient Day (a)	$1,143	—	$1,143	—
Occupancy Rate	95%	—	95%	—
% Patient Days - Medicare	57%	—	57%	—
Outpatient Rehabilitation Data
# of Clinics Owned - Start of Period	707	686	679	664
# of Clinics Acquired	92	2	125	9
# of Clinic Start-ups	5	14	22	46
# of Clinics Closed/Sold/Consolidated	(19)	(13)	(41)	(30)

# of Clinics Owned - End of Period	785	689	785	689
# of Clinics Managed - End of Period	29	54	29	54

Total # of Clinics (All) – End of Period	814	743	814	743

# of Visits (U.S.)	1,002,354	957,517	3,002,954	2,916,983
Net Revenue Per Visit (U.S.) (b)	$87	$87	$88	$86

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

          Our goal is to open approximately eight to ten new long term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. We also may open new specialty hospitals in freestanding buildings. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

Kessler Rehabilitation Corporation Acquisition

          On September 2, 2003, we completed the acquisition of all the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $228.3 million in cash, and $1.7 million of assumed indebtedness. Through its four wholly-owned acute medical rehabilitation hospitals and 92 outpatient clinics, Kessler is one of the nation’s leading providers of comprehensive rehabilitation care and physical medicine services. We have included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in our specialty hospitals segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in our outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics, oxygen and ventilator systems and infusion/intravenous services and corporate support costs, have been included under the all other category. The results of operations of Kessler Rehabilitation Corporation have been included in our consolidated financial statements since September 1, 2003.

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

          Approximately 69% and 64% of our specialty hospital revenues for the nine months ended September 30, 2003 and 2002, respectively, were received from services provided to Medicare patients. Of this amount, approximately 33% and 98% were paid by Medicare under a cost-based reimbursement methodology for the nine months ended September 30, 2003 and 2002, respectively. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference. As of September 30, 2003 and December 31, 2002 we had a net amount due to Medicare of $16.6 million and $7.3 million, related to our cost-based hospitals. We recorded this amount as due to third party payors on our balance sheet. Substantially all of our Medicare cost reports are settled through 2000.

          Net operating revenues generated directly from the Medicare program from all segments represented approximately 46% and 40% of net operating revenues for the nine months ended September 30, 2003 and 2002, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

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

          LTCH-PPS is being phased in over a five-year transition period, during which a long-term acute care hospital’s payment for each Medicare patient will be a blended amount consisting of set percentages of the LTC-DRG payment rate and the hospital’s reasonable cost-based reimbursement. The LTC-DRG payment rate is 20% for a hospital’s cost reporting period beginning on or after October 1, 2002, and will increase by 20% for each cost reporting period thereafter until the hospital’s cost reporting period beginning on or after October 1, 2006, when the hospital will be paid solely on the basis of LTC-DRG payment rates. A long-term acute care hospital may elect to be paid solely on the basis of LTC-DRG payment rates (and not be subject to the transition period) at the start of any of its cost reporting periods during the transition period.

          During the quarter ended September 30, 2003, an additional 25 of our hospitals implemented LTCH-PPS pursuant to the new regulations. As of September 30, 2003, all of our 74 eligible hospitals have implemented LTCH-PPS. We have elected to be paid solely on the basis of LTC-DRG payments for 73 of those hospitals.

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

          While the implementation of LTCH-PPS is intended to be revenue neutral to the industry, our hospitals are experiencing enhanced financial performance due to our low cost operating model and the high acuity of our patient population. However, there are risks associated with transitioning to the new payment system. The conversion to the new payment system was accretive to our earnings in the quarter and nine months ended September 30, 2003.

          Other revenue primarily represents amounts the Medicare program reimburses us for a portion of our corporate expenses that are related to our long-term acute care hospital operations. Under the LTCH-PPS, we will no longer get specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our long-term acute care hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we began allocating corporate departmental costs that are directly related to our long-term acute care hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the expected increase in net revenue this segment will experience under LTCH-PPS.

     Insurance

          Under a number of our insurance programs, which includes our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and make revision to our estimates as necessary to appropriately reflect our liability under these programs.

     Bad Debts

          We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

     Related Party

          We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $1.1 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $15.7 million through 2015; however, this does not include the leasing of an additional 3,008 square feet of office space at 4718 Old Gettysburg Road from Old Gettysburg Associates II for a five year initial term at $17.40 per square foot, and an additional 8,644 square feet of office space at 4720 Old Gettysburg Road from Old Gettysburg Associates III for a five year initial term at $18.01 per square foot approved by our board of directors on August 11, 2003. These approvals were subject to our receipt of independent appraisals regarding the market value of the leased space, which we have subsequently obtained. We anticipate executing additional leases regarding this space with these partnerships. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2002.

Results of Operations

          The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (a)	80.0%	82.8%	80.0%	81.9%
General and administrative	3.2%	3.7%	3.3%	3.5%
Bad debt expense	3.9%	3.1%	3.8%	3.3%
Depreciation and amortization	2.5%	2.3%	2.4%	2.3%

Income from operations	10.4%	8.1%	10.5%	9.0%
Equity in earnings from joint ventures	0.1%	—	N/M	—
Interest expense, net	(1.7%)	(2.4%)	(1.7%)	(2.4%)

Income before minority interests, and income taxes	8.8%	5.7%	8.8%	6.6%
Minority interests	0.1%	0.1%	0.2%	0.2%

Income before income taxes	8.7%	5.6%	8.6%	6.4%
Income tax expense	3.4%	2.2%	3.4%	2.5%

Net income	5.3%	3.4%	5.2%	3.9%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2003	2002	Change	2003	2002	Change

	(dollars in thousands)
Net operating revenues:
Specialty hospitals	$222,040	$155,637	42.7%	$597,231	$456,538	30.8%
Outpatient rehabilitation	129,108	119,179	8.3	386,730	363,512	6.4
Other	2,327	4,167	(44.2)	8,039	11,125	(27.7)

Total company	$353,475	$278,983	26.7%	$992,000	$831,175	19.3%

Adjusted EBITDA: (b)
Specialty hospitals	$38,482	$16,522	132.9%	$94,676	$49,470	91.4%
Outpatient rehabilitation	16,862	19,025	(11.4)	59,756	63,148	(5.4)
Other	(9,602)	(6,546)	(46.7)	(26,299)	(19,375)	(35.7)

Total company	$45,742	$29,001	57.7%	$128,133	$93,243	37.4%

Income (loss) from operations:
Specialty hospitals	$34,442	$13,184	161.2%	$83,463	$39,937	109.0%
Outpatient rehabilitation	13,139	16,311	(19.4)	50,019	55,321	(9.6)
Other	(10,646)	(7,012)	(51.8)	(28,862)	(20,739)	(39.2)

Total company	$36,935	$22,483	64.3%	$104,620	$74,519	40.4%

Adjusted EBITDA margins: (b)
Specialty hospitals	17.3%	10.6%	63.2%	15.9%	10.8%	47.2%
Outpatient rehabilitation	13.1	16.0	(18.1)	15.5	17.4	(10.9)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total company	12.9%	10.4%	24.0%	12.9%	11.2%	15.2%

Total assets:
Specialty hospitals	$427,773	$318,164		$427,773	$318,164
Outpatient rehabilitation	370,031	324,934		370,031	324,934
Other	193,138	78,431		193,138	78,431

Total company	$990,942	$721,529		$990,942	$721,529

Purchases of property and equipment, net:
Specialty hospitals	$5,970	$5,908		$13,386	$18,348
Outpatient rehabilitation	1,685	4,067		6,215	8,994
Other	864	882		4,124	1,463

Total company	$8,519	$10,857		$23,725	$28,805

          The following tables reconcile net income to EBITDA for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net income	$18,613	$9,355	$51,698	$32,132
Income tax expense	12,158	6,044	33,515	20,744
Interest expense, net	6,142	6,694	17,848	20,080
Depreciation and amortization	8,807	6,518	23,513	18,724

EBITDA (b)	$45,720	$28,611	$126,574	$91,680

Net revenue	$353,475	$278,983	$992,000	$831,175
EBITDA margin (b)	12.9%	10.3%	12.8%	11.0%

The following table reconciles same hospitals information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$222,040	$155,637	$597,231	$456,538
Less: Acquired acute medical rehabilitation hospitals	11,719	—	11,719	—

All long-term acute care hospitals	210,321	155,637	585,512	456,538
Less: Specialty hospitals opened after 1/1/02	23,768	1,966	46,582	1,971
Closed specialty hospital	64	1,030	1,537	3,490

Same hospitals net operating revenue	$186,489	$152,641	$537,393	$451,077

Adjusted EBITDA
Specialty hospitals Adjusted EBITDA	$38,482	$16,522	$94,676	$49,470
Less: Acquired acute medical rehabilitation hospitals	3,252	—	3,252	—

All long-term acute care hospitals	35,230	16,522	91,424	49,470
Less: Specialty hospitals opened after 1/1/02	2,420	(1,857)	1,244	(3,442)
Closed specialty hospital	24	(91)	(15)	216

Same hospitals Adjusted EBITDA	$32,786	$18,470	$90,195	$52,696

All long-term acute care hospitals Adjusted EBITDA margin	16.8%	10.6%	15.6%	10.8%
Same hospitals Adjusted EBITDA margin	17.6%	12.1%	16.8%	11.7%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, equity in income from joint ventures and minority interest. Equity in income from joint ventures and minority interest is then deducted from Adjusted EBITDA to derive EBITDA. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units, and for the us as a whole. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 7 to our unaudited consolidated interim financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Operating Revenues

          Our net operating revenues increased by 26.7% to $353.5 million for the three months ended September 30, 2003 compared to $279.0 million for the three months ended September 30, 2002. The reasons for the increase in net operating revenues are discussed below.

          Specialty Hospitals. Our specialty hospital net operating revenues increased 42.7% to $222.0 million for the three months ended September 30, 2003 compared to $155.6 million for the three months ended September 30, 2002. Net operating revenues for the 63 specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 22.2% to $186.5 million for the three months ended September 30, 2003 from $152.6 million for the three months ended September 30, 2002. This resulted from higher net revenue per patient day. The remaining increase of $32.5 million resulted from the acquisition of the Kessler facilities, which contributed $11.7 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2002 and 2003.

          Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 8.3% to $129.1 million for the three months ended September 30, 2003 compared to $119.2 million for the three months ended September 30, 2002. The number of patient visits in our U.S. based outpatient rehabilitation clinics increased 4.7% for the three months ended September 30, 2003 to 1,002,354 visits compared to 957,517 visits for the three months ended September 30, 2002. Net revenue per visit in these clinics remained constant at $87 for both periods. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $6.3 million of net operating revenue, and the consolidation of clinics that we previously managed and clinics that we acquired after September 30, 2002. Excluding the effects of the previously managed clinics and the recently acquired clinics (including the Kessler clinics), net operating revenues for the three months ended September 30, 2003 would have been $119.3 million, and the number of U.S. based visits would have been 884,414.

          Other. Our other revenues declined to $2.3 million for the three months ended September 30, 2003 compared to $4.2 million for the three months ended September 30, 2002. We expect this revenue item to decline throughout the remainder of 2003 as a result of our specialty acute care hospitals converting to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

          Our operating expenses increased by 23.1% to $307.7 million for the three months ended September 30, 2003 compared to $250.0 million for the three months ended September 30, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler, the internal development of new specialty hospitals that commenced operations in 2002 and 2003, costs associated with increased patient volumes and the consolidation of previously managed clinics. As a percentage of our net operating revenues, our operating expenses were 87.1% for the three months ended September 30, 2003 compared to 89.6% for the three months ended September 30, 2002. Cost of services as a percentage of operating revenues decreased to 80.0% for the three months ended September 30, 2003 from 82.8% for the three months ended September 30, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $24.3 million for the three months ended September 30, 2003 compared to $20.9 million for the three months ended September 30, 2002. This increase is principally related to our new hospitals that opened during 2002 and 2003 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.2% for the three months ended September 30, 2003 from 3.7% for the three months ended September 30, 2002. This decrease in general and administrative expenses is the result of a growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 3.9% for the three months ended September 30, 2003 compared to 3.1% for the three months ended September 30, 2002. This increase in bad debt expense resulted primarily from two factors. First, we experienced migration of some of our accounts receivable to older aging categories where we significantly reduce our estimates of net realizable value. Second, the transition to the new LTACH-PPS payment mechanism in our long-term acute care hospitals has caused uncertainty associated with collections from payors that insure patient’s co-payments and Medicare exhaust coverage.

EBITDA and Adjusted EBITDA

          Our total EBITDA increased 59.8% to $45.7 million for the three months ended September 30, 2003 compared to $28.6 million for the three months ended September 30, 2002. Our EBITDA margins increased to 12.9% for the three months ended September 30, 2003 compared to 10.3% for the three months ended September 30, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

          Specialty Hospitals. Adjusted EBITDA increased by 132.9% to $38.5 million for the three months ended September 30, 2003 compared to $16.5 million for the three months ended September 30, 2002. Our Adjusted EBITDA margins increased to 17.3% for the three months ended September 30, 2003 from 10.6% for the three months ended September 30, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had Adjusted EBITDA of $32.8 million, an increase of 77.5% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day. Our Adjusted EBITDA margin in these same store hospitals increased to 17.6% for the three months ended September 30, 2003 from 12.1% for the three months ended September 30, 2002.

          Outpatient Rehabilitation. Adjusted EBITDA decreased by 11.4% to $16.9 million for the three months ended September 30, 2003 compared to $19.0 million for the three months ended September 30, 2002. Our Adjusted EBITDA margins decreased to 13.1% for the three months ended September 30, 2003 from 16.0% for the three months ended September 30, 2002. This Adjusted EBITDA margin decline was primarily the result of four factors. First, Kessler outpatient operations experienced negative margins, which had the effect of lowering the overall margins for the segment. Second, we are now consolidating a group of clinics that we previously managed, which had the effect of compressing margins. Third, we experienced a shift in our business mix, where overall growth occurred in operating units that have higher relative operating costs. Fourth, we experienced additional overhead costs associated with the consolidation of two central billing offices into one during the quarter, where we experienced both incremental staffing costs and severance costs.

          Other. The Adjusted EBITDA loss was $9.6 million for the three months ended September 30, 2003 compared to a loss of $6.5 million for the three months ended September 30, 2002. This increase in the Adjusted EBITDA loss was primarily the result of the decline in other net operating revenue of $1.8 million described above and an increase in our general and administrative expenses of $0.8 million.

Income from Operations

          Income from operations increased 64.3% to $36.9 million for the three months ended September 30, 2003 compared to $22.5 million for the three months ended September 30, 2002. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $2.3 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with acquired Kessler assets, the amortization of the Kessler non-compete agreement, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

          Interest expense decreased by $0.5 million to $6.4 million for the three months ended September 30, 2003 from $6.9 million for the three months ended September 30, 2002. The decline in interest expense is the result of lower debt levels outstanding in 2003 compared to 2002, related to our Senior credit facility offset by the additional interest resulting from the issuance of $175.0 million of 7½% Senior Subordinated notes due 2013 on August 12, 2003. The lower debt levels on our Senior Credit Facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

          Minority interests in consolidated earnings was $0.4 million for both the three months ended September 30, 2003 and the three months ended September 30, 2002.

Income Taxes

          We recorded income tax expense of $12.2 million for the three months ended September 30, 2003. The expense represented an effective tax rate of 39.5% and approximates the federal and state statutory tax rates. We recorded income tax expense of $6.0 million for the three months ended September 30, 2002. This expense represented an effective tax rate of 39.2%. We expect our effective income tax rate to increase as a result of the Kessler acquisition because a high portion of Kessler’s income is generated in New Jersey, which has higher relative state taxes than other states where we operate.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Operating Revenues

          Our net operating revenues increased by 19.3% to $992.0 million for the nine months ended September 30, 2003 compared to $831.2 million for the nine months ended September 30, 2002. The reasons for the increase in net operating revenues are discussed below.

          Specialty Hospitals. Our specialty hospital net operating revenues increased 30.8% to $597.2 million for the nine months ended September 30, 2003 compared to $456.5 million for the nine months ended September 30, 2002. Net operating revenues for the 63 specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 19.1% to $537.4 million for the nine months ended September 30, 2003 from $451.1 million for the nine months ended September 30, 2002. This resulted from a higher volume of patient days and a higher net revenue per patient day. The remaining increase of $54.4 million resulted from the acquisition of the Kessler facilities, which contributed $11.7 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2002 and 2003.

          Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 6.4% to $386.7 million for the nine months ended September 30, 2003 compared to $363.5 million for the nine months ended September 30, 2002. The number of patient visits in our U.S. based outpatient rehabilitation clinics increased 2.9% for the nine months ended September 30, 2003 to 3,002,954 visits compared to 2,916,983 visits for the nine months ended September 30, 2002. Net revenue per visit in these clinics increased to $88 for the nine months ended September 30, 2003 compared to $86 for the nine months ended September 30, 2002. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $6.3 million of net operating revenue and the consolidation of clinics that we previously managed and clinics that we acquired during 2002 and 2003. Excluding the effects of the previously managed clinics and the recently acquired clinics (including the Kessler clinics), net operating revenues for the nine months ended September 30, 2003 would have been $370.4 million, and the number of U.S. based visits would have been 2,728,672.

          Other. Our other revenues declined to $8.0 million for the nine months ended September 30, 2003 compared to $11.1 million for the nine months ended September 30, 2002. We expect this revenue item to decline throughout the remainder of 2003 as a result of our specialty acute care hospitals converting to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

          Our operating expenses increased by 17.1% to $863.9 million for the nine months ended September 30, 2003 compared to $737.9 million for the nine months ended September 30, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler, the internal development of new specialty hospitals that commenced operations in 2002 and 2003, costs associated with increased patient volumes and the consolidation of previously managed clinics. As a percentage of our net operating revenues, our operating expenses were 87.1% for the nine months ended September 30, 2003 compared to 88.7% for the nine months ended September 30, 2002. Cost of services as a percentage of operating revenues decreased to 80.0% for the nine months ended September 30, 2003 from 81.9% for the nine months ended September 30, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $69.0 million for the nine months ended September 30, 2003 compared to $62.9 million for the nine months ended September 30, 2002. This increase is principally related to our new hospitals that opened during 2002 and 2003, and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues decreased to 3.3% for the nine months ended September 30, 2003 from 3.5% for the nine months ended September 30, 2002. Our bad debt expense as a percentage of net operating revenues was 3.8% for the nine months ended September 30, 2003 compared to 3.3% for the nine months ended September 30, 2002. This increase in bad debt expense resulted primarily from two factors. First, we experienced a migration of some of our accounts receivable to older aging categories where we significantly reduce our estimates of net realizable value. Second, the transition to the new LTACH-PPS payment mechanism in our long-term acute care hospitals has caused uncertainty associated with collections from payors that insure patient’s co-payments and Medicare exhaust coverage.

EBITDA and Adjusted EBITDA

          Our total EBITDA increased 38.1% to $126.6 million for the nine months ended September 30, 2003 compared to $91.7 million for the nine months ended September 30, 2002. Our EBITDA margins increased to 12.8% for the nine months ended September 30, 2003 compared to 11.0% for the nine months ended September 30, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

          Specialty Hospitals. Adjusted EBITDA increased by 91.4% to $94.7 million for the nine months ended September 30, 2003 compared to $49.5 million for the nine months ended September 30, 2002. Our Adjusted EBITDA margins increased to 15.9% for the nine months ended September 30, 2003 from 10.8% for the nine months ended September 30, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had Adjusted EBITDA of $90.2 million, an increase of 71.2% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in patient days and revenue per patient day. Our Adjusted EBITDA margin in these same store hospitals increased to 16.8% for the nine months ended September 30, 2003 from 11.7% for the nine months ended September 30, 2002.

          Outpatient Rehabilitation. Adjusted EBITDA declined by 5.4% to $59.8 million for the nine months ended September 30, 2003 compared to $63.1 million for the nine months ended September 30, 2002. Our Adjusted EBITDA margins decreased to 15.5% for the nine months ended September 30, 2003 from 17.4% for the nine months ended September 30, 2002. This Adjusted EBITDA decline was primarily the result of three factors. First, the adverse effect of patient visit cancellations and temporary clinic closures due to the harsh weather in several of our markets during January and February of 2003. Second, our benefit costs in our NovaCare outpatient operations continued to run at levels higher than those experienced prior to April 2002. Third, beginning January 1, 2003, we purchased and began consolidating a group of clinics that we previously managed, which had the effect of compressing our margins.

          Other. The Adjusted EBITDA loss was $26.3 million for the nine months ended September 30, 2003 compared to a loss of $19.4 million for the nine months ended September 30, 2002. This is the result of the decline in other net operating revenue of $3.1 million described above and the increase in general and administrative expenses of $2.9 million.

Income from Operations

          Income from operations increased 40.4% to $104.6 million for the nine months ended September 30, 2003 compared to $74.5 million for the nine months ended September 30, 2002. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $4.8 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with acquired Kessler assets, the amortization of the Kessler non-compete agreement and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

          Interest expense decreased by $2.0 million to $18.5 million for the nine months ended September 30, 2003 from $20.5 million for the nine months ended September 30, 2002. The decline in interest expense is due to the lower debt levels outstanding in 2003 compared to 2002, and a lower effective interest rate in 2003. The lower debt levels resulted from scheduled term amortization payments and principal pre-payments that we have made under our credit facility. All repayments have been made with cash flows generated through operations.

Minority Interests

          Minority interests in consolidated earnings increased to $1.9 million for the nine months ended September 30, 2003 compared to $1.6 million for the nine months ended September 30, 2002. This increase resulted from the improved profitability of our outpatient rehabilitation subsidiaries with minority interests.

Income Taxes

          We recorded income tax expense of $33.5 million for the nine months ended September 30, 2003. The expense represented an effective tax rate of 39.3% and approximates the federal and state statutory tax rates. We recorded income tax expense of $20.7 million for the nine months ended September 30, 2002. This expense represented an effective tax rate of 39.2%.

Capital Resources and Liquidity

          For the nine months ended September 30, 2003 operating activities provided $164.2 million of cash flow compared to $102.8 million for the nine months ended September 30, 2002. Our cash flow from operations benefited from strong collections of our accounts receivable and an increase in net income. Our accounts receivable days outstanding were 54 days at September 30, 2003 compared to 73 days at December 31, 2002 and 76 days at September 30, 2002.

          Investing activities used $254.0 and $37.1 million of cash flow for the nine months ended September 30, 2003 and 2002, respectively. This usage resulted from purchases of property and equipment of $23.7 and $28.8 million in 2003 and 2002, respectively, that relate principally to new hospital development. Additionally, we incurred acquisition costs of $232.2 million and $7.8 million in 2003 and 2002, respectively. The Kessler acquisition costs of $228.3 million comprise the majority of the 2003 expenditures.

          Financing activities produced $114.8 million of cash for the nine months ended September 30, 2003. During 2003, we sold through a wholly owned subsidiary $175.0 million of 7½% Senior Subordinated Notes due 2013. The net proceeds from the sale of these notes, after deducting the initial purchasers’ discount, was $169.4 million. Also during 2003, we repaid $64.4 million of credit facility debt and $2.6 million of seller and other debt. In 2003 we received $20.2 million of proceeds from the issuance of stock related to the exercise of employee stock options and stock warrants. In the nine months ended September 30, 2002, financing activities utilized $16.4 million of cash. This was due principally to the repayment of credit facility, seller and other debt which total in the aggregate $21.5 million.

Capital Resources

          Net working capital increased to $150.9 million at September 30, 2003 compared to $130.6 million at December 31, 2002. Our increase in working capital resulted primarily from the working capital acquired in the Kessler acquisition.

          We have a credit agreement with a group of banks. Our credit facility consists of a Canadian term facility of $9.7 million and a revolving credit facility of $152.4 million. As of September 30, 2003 we had borrowed all of our available loans under the Canadian term loans and had availability to borrow an additional $143.2 million under our revolving facility subject to certain limitations. We have $9.2 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in 2005.

          Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of September 30, 2003, our weighted average interest rate under our credit agreement was approximately 5.1% compared to 7.4% at December 31, 2002. This reduction occurred as a result of terminating our hedging agreement on March 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

          We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements related to our routine operations and development activities for at least the next twelve months. Our goal is to open one to two additional hospitals before the end of 2003. A new specialty hospital has typically required approximately $3.5 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $143.2 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003. We do not expect SFAS No. 150 to have a material impact on our financial statements.

          In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We do not expect FIN 46 to have a material impact on our financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $75,000 and $227,000 for the three and nine months ended September 30, 2003.

          All of our term-loan borrowings under our credit agreement are denominated in Canadian dollars. Although we are not required by our credit agreement to maintain a hedge on our foreign currency risk, we have entered into a five year agreement that allows us to limit the cost of Canadian dollars to a range of U.S.$0.6631 to U.S.$0.6711 per Canadian dollar to limit our risk on the potential fluctuation in the exchange rate of the Canadian dollar to the U.S. dollar.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 40 hereof.

b.	Reports on Form 8-K

Form 8-K, dated July 1, 2003, filed pursuant to Item 5, in connection with our issuance of a press release on June 30, 2003 announcing our agreement to purchase the outstanding stock of Kessler Rehabilitation Corporation.

Form 8-K, dated July 22, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on July 21, 2003 announcing our intention to issue $175 million principal amount of Senior Subordinated Notes, together with disclosure of certain information not previously publicly reported, in accordance with Regulation FD.

Form 8-K, dated July 29, 2003, furnished pursuant to Item 12, in connection with our issuance of a press release on July 28, 2003 reporting our results for the three months ended June 30, 2003.

Form 8-K, dated July 30, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on July 29, 2003 reporting the pricing of the 7 1/2% Senior Subordinated Notes.

Form 8-K, dated July 30, 2003, furnished pursuant to Item 9, in connection with certain investor presentations given during July and August, 2003.

Form 8-K, dated August 1, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on July 31, 2003 announcing the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the acquisition of Kessler Rehabilitation Corporation.

Form 8-K, dated September 2, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on September 2, 2003 announcing the closing of our acquisition of Kessler Rehabilitation Corporation.

Form 8-K, dated September 10, 2003, filed pursuant to Item 2, in connection with our acquisition of Kessler Rehabilitation Corporation.

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

Scott A. Romberger
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit	Description

2.1	Letter Agreement dated as of August 29, 2003, by and among Kessler Rehabilitation Corporation, Henry H. Kessler Foundation, Inc. and Select Medical Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed September 10, 2003.

2.5	Agreement and Plan of Merger dated as of September 2, 2003 between Select Medical Corporation and Select Medical Escrow, Inc., incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

4.1	Indenture governing 7 1/2% Senior Subordinated Notes due 2013 among Select Medical Escrow, Inc. and U.S. Bank Trust National Association, dated as of August 12, 2003, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

4.2	Form of 7 1/2% Senior Subordinated Notes due 2013, incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

4.3	Exchange and Registration Rights Agreement, dated as of August 12, 2003 by and among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc. and Jefferies & Company, Inc., incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

4.4	Supplemental Indenture dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

4.5	Assumption Agreement dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

10.1	Fifth Amendment dated as of July 29, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.74 of the

Exhibit	Description

Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

10.2	Purchase Agreement dated as of July 29, 2003 by and among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc. and Jefferies & Company, Inc., incorporated by reference to Exhibit 10.75 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

10.3	Escrow Agreement dates as of August 12, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., and U.S. Bank Trust National Association, as escrow agent and trustee, incorporated by reference to Exhibit 10.76 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776) filed October 17, 2003.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.