Form 10-K
period 2003-12-31
SELECT MEDICAL CORP
filed 2004-03-15
CIK 1035688

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period From ___________ to __________.

Commission File Number: 000-32499

SELECT MEDICAL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	23-2872718
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4716 Old Gettysburg Road
P.O. Box 2034
Mechanicsburg, Pennsylvania 17055
(Address of principal executive offices and zip code)

(717) 972-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES    ☒    NO    ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based on the closing sale price reported on The New York Stock Exchange for the Registrant’s common stock on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was $648,090,611.

As of February 29, 2004, the number of outstanding shares of the Registrant’s Common Stock was 103,784,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission for the Registrant’s 2004 Annual Meeting are incorporated by reference into Part III.

SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

PART I

Forward-Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	changes in the rates or methods of government reimbursements for our services may affect our business strategy, operations and financial results;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources;

•	shortages in qualified nurses could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	conditions in the malpractice insurance market may further increase the cost of malpractice insurance and/or force us to assume higher self-insured retentions;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;

•	the failure of our specialty hospitals to maintain their Medicare certification status, which could negatively impact our profitability;

•	difficulties in realizing the anticipated benefits from the acquisition of all of the outstanding stock of Kessler Rehabilitation Corporation, which we refer to as Kessler;

•	unforeseen liabilities associated with the acquisition of Kessler; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” under “Item 1. Business.”

ITEM 1. BUSINESS

Overview

     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2003, we operated 79 long-term acute care hospitals in 24 states, four acute medical rehabilitation hospitals in New Jersey and 790 outpatient rehabilitation clinics in 29 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team, including our co-founders, Rocco A.

Ortenzio and Robert A. Ortenzio, both of whom have significant experience in the healthcare industry. Under this leadership, we have grown our business through strategic acquisitions and internal development initiatives. For the year ended December 31, 2003, we had net operating revenues of $1,396.8 million and EBITDA (as defined in Item 6, “Selected Consolidated Financial Data”) of $183.6 million. In 2003, approximately 61% of our net operating revenues were from our specialty hospitals and approximately 38% were from our outpatient rehabilitation business.

The Kessler Acquisition

     On September 2, 2003 we completed the acquisition of all of the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $228.3 million in cash, and $1.7 million of assumed indebtedness. Through its acute medical rehabilitation hospitals and outpatient clinics, Kessler is one of the nation’s leading providers of comprehensive rehabilitation care and physical medicine services. We have included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in our specialty hospitals segment. Kessler’s outpatient clinics and onsite contract rehabilitation services are included in our outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics and infusion/intravenous services and corporate support costs, have been included in our other category. The results of operations of Kessler have been included in our consolidated financial statements since September 1, 2003.

     The purchase price that we paid for Kessler may be adjusted either upward or downward pursuant to a post-closing working capital adjustment depending upon whether Kessler’s working capital is less than or greater than a target amount on the closing balance sheet. In addition, if during the eighteen months following the acquisition of Kessler, Kessler collects accounts receivable in excess of the net accounts receivable reflected on the closing balance sheet, we will pay to the selling stockholder 60% of such excess, net of any expenses of collection.

Specialty Hospitals

     As of December 31, 2003, we operated 83 specialty hospitals. Of this total, 79 operate as long-term acute care hospitals, 76 of which were certified by the federal Medicare program as long-term acute care hospitals. We expect that the remaining three hospitals, all of which opened in 2003, will eventually be certified as long-term acute care hospitals when conditions for qualification are met. The remaining 4 hospitals are certified by the federal Medicare program as inpatient rehabilitation facilities. As of December 31, 2003, we operated a total of 3,204 available licensed beds. Our hospitals employ approximately 10,100 people, with the majority being registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists. In these specialty hospitals we treat patients with serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer.

     Patients are admitted to our hospitals from general acute care hospitals in our markets. Our patients require a different clinical focus than the typical general acute care patient. We continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals in our markets that refer patients to our facilities.

     Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2003.

Distribution
Medical Condition	of Patients(a)

Neuromuscular disorder	37%
Respiratory disorder	26
Cardiac disorder	13
Wound care	8
Other	16

Total	100%

     When a patient is referred to one of our hospitals by a physician, case manager, health maintenance organization or insurance company, a nurse liaison makes an assessment to determine the care required. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

     Upon admission, an interdisciplinary team reviews a new patient’s condition. The interdisciplinary team comprises a number of clinicians and may include any or all of the following: attending physician, a specialty nurse, physical, occupational or speech therapist, respiratory therapist, a dietician, a pharmacist and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.

     Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a director of clinical services and a director of provider relations. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in our markets that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, payroll, legal, reimbursement, human resources, compliance, management information systems, billing and collecting services. The centralization of these services improves efficiency and permits hospital staff to spend more time on patient care.

“Hospital within a Hospital” Model

     Of the 83 specialty hospitals we operated as of December 31, 2003, eight are freestanding facilities and 75 are located in leased space within a host general acute care hospital. These leased spaces are separately licensed hospitals and are commonly referred to as a “hospital within a hospital.” As of December 31, 2003, we operated the largest number of long-term acute care hospitals operating with this “hospital within a hospital” model in the United States.

     We believe that the “hospital within a hospital” model provides several advantages to patients, host hospitals and physicians. The patients benefit from being admitted to a setting specialized to meet their unique medical needs without having the disruption of being moved to another location. Host hospitals benefit from this model by receiving payments from us for rent and ancillary services. Physicians affiliated with the host hospital are provided with the convenience of being able to provide continuity of care to their patients without traveling to another location. We benefit from the ability to operate specialty hospitals without the capital investment often associated with buying or building a freestanding facility.

(a)	Includes patients in the hospitals we acquired from Kessler as if we acquired those hospitals on January 1, 2003.

     In addition, our specialty hospitals serve the broader community where they operate, treating patients from other general acute care hospitals in the local market. During the year ended December 31, 2003, approximately 47% of the patients in our “hospital within a hospital” facilities were referred to us from general acute care hospitals other than the host hospitals.

Specialty Hospital Strategy

Provide High Quality and Cost Effective Care

     We believe that our patients benefit from our experience in addressing the complex medical and rehabilitation needs of patients. To effectively address the nature of our patients’ medical conditions, we have developed specialized treatment programs focused solely on their needs. We have also implemented specific staffing models that are designed to ensure that patients have access to the necessary level of clinical attention. These staffing models also allow us to allocate our resources efficiently, which reduces costs.

     Our treatment and staffing programs benefit patients because they give our clinicians access to the regimens that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet a patient’s unique needs.

     We continually monitor the quality of our patient care by several measures, including patient, payor and physician satisfaction, as well as clinical outcomes. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to the corporate office, and directly to the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. As of December 31, 2003, JCAHO had accredited all but six of our hospitals that have not yet undergone a JCAHO survey. Each of our four acute medical rehabilitation hospitals have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. See “ — Government Regulations — Licensure — Accreditation.”

Reduce Costs

     We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

•	optimizing staffing based on our occupancy and the clinical needs of our patients;

•	centralizing administrative functions such as accounting, payroll, legal, reimbursement, compliance, human resources and billing and collection;

•	standardizing management information systems to aid in financial reporting as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.

Increase Higher Margin Commercial Volume

     We typically receive higher reimbursement rates from commercial insurers than we do from the federal Medicare program. As a result, our goal is to expand relationships with insurers to increase commercial patient volume. We have regional employees who focus on commercial contracting initiatives within their geographical area. Our goal in commercial contracting is to give discounted rates to those commercial payors that we expect to add significant patient volume to our hospitals. Approximately 27.1% of the net operating revenues generated by our specialty hospitals in 2003 were received from commercial payors.

     We believe that commercial payors seek to contract with our hospitals because we offer patients quality, cost effective care. General acute care hospitals incur substantial overhead costs in order to provide a wide array of patient services. We provide a much narrower range of patient services, and our hospitals within a hospital lease space within a general acute care hospital. These factors permit our hospitals to operate with lower overhead costs per patient than general acute care hospitals can. Additionally, we provide their enrollees with focused, customized treatment programs not offered in traditional acute care facilities.

Develop New Specialty Hospitals

     Our goal is to open approximately eight to ten new long-term acute care hospitals each year using primarily our “hospital within a hospital” model. We seek to lease space from general acute care hospitals with leadership positions in the markets in which they operate. We have successfully contracted with various types of general hospitals, including for-profit, not-for-profit and university affiliated. We also may develop additional acute medical rehabilitation hospitals.

     We have a dedicated development team with significant market experience. When we target a host hospital, the development team conducts an extensive review of all of its discharges to determine the number of referrals we would have likely received from it on a historical basis. Next, we review the local market for commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, when we sign a lease with a new host hospital, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees facility improvements, equipment purchases, licensure procedures, and the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to this new management team and our corporate operations group.

     During 2001, 2002 and 2003, we completed the development and opening of the following 26 long-term acute care hospitals:

				Licensed Beds (as
Hospital Name	City	State	Opening Date	of 12/31/03)

SSH-Birmingham	Birmingham	AL	February 2001	38
SSH-Jefferson Parish	New Orleans	LA	February 2001	41
SSH-Pontiac	Pontiac	MI	June 2001	30
SSH-Camp Hill	Camp Hill	PA	June 2001	31
SSH-Wyandotte	Wyandotte	MI	September 2001	35
SSH-Charleston	Charleston	WV	December 2001	32
SSH-Northwest Detroit	Detroit	MI	December 2001	36
SSH-Scottsdale	Scottsdale	AZ	December 2001	29
SSH-Bloomington	Bloomington	IN	December 2001	30
SSH-Phoenix-Downtown	Phoenix	AZ	December 2001	33
SSH-Central Pennsylvania	York	PA	June 2002	23
SSH-Saginaw	Saginaw	MI	June 2002	32
SSH-South Dallas	DeSoto	TX	July 2002	48
SSH-Jackson	Jackson	MS	July 2002	40
SSH-Milwaukee (St. Luke’s Campus)	Milwaukee	WI	October 2002	29
SSH-Lexington	Lexington	KY	October 2002	41
SSH-Denver (South Campus)	Denver	CO	November 2002	28
SSH-Miami	Miami	FL	December 2002	40
SSH-Augusta (Central Campus)	Augusta	GA	May 2003	35
SSH-Conroe*	Conroe	TX	June 2003	46
SSH-Durham*	Durham	NC	June 2003	30

				Licensed Beds (as
Hospital Name	City	State	Opening Date	of 12/31/03)

SSH-Knoxville (U.T. Campus)	Knoxville	TN	June 2003	25
SSH-Zanesville*	Zanesville	OH	July 2003	35
SSH-Omaha (North Campus)	Omaha	NE	August 2003	36
SSH-Northeast Ohio (Canton Campus)	Canton	OH	November 2003	30
SSH-Wichita (Central Campus)	Wichita	KS	December 2003	30

Total				883

*	As of December 31, 2003, certification as a long-term acute care hospital was pending, subject to successful completion of a start-up period and/or surveys by the applicable licensure or certifying agencies. See “ — Governmental Regulations — Licensure — Certification.”

Grow Through Acquisitions

     In addition to our development initiatives, we intend to grow our network of specialty hospitals through strategic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to increase margins at acquired facilities through additional clinical programs that attract commercial payors, centralizing administrative functions, implementing our standardized staffing models and resource management programs. Since our inception in 1997 we have acquired and integrated 41 hospitals. Except for the four hospitals we recently acquired from Kessler, all of these hospitals now share our centralized billing and standardized management information systems. We are currently engaged in the process of integrating the Kessler hospitals on to our centralized billing and management information systems. All of our acquired hospitals participate in our centralized purchasing program.

     During 2003 we acquired the following four acute medical rehabilitation hospitals:

				Licensed Beds
			Acquisition	(as of
Hospital Name	City	State	Date	12/31/03)

Kessler Institute For Rehabilitation - West	West Orange	NJ	September 2003	80
Kessler Institute For Rehabilitation - East	East Orange	NJ	September 2003	78
Kessler Institute For Rehabilitation - North	Saddle Brook	NJ	September 2003	92
Kessler Institute For Rehabilitation - Welkind	Chester	NJ	September 2003	72

Total				322

Outpatient Rehabilitation

     We are a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2003, we operated 790 clinics throughout 29 states, the District of Columbia and seven Canadian provinces. Our outpatient rehabilitation division employs approximately 10,000 people. Typically, each of our clinics is located in a freestanding facility in a highly visible medical complex or retail location. In addition to providing therapy in our outpatient clinics, we provide rehabilitation management services and staffing on a contract basis to hospitals, schools, nursing facilities and home health agencies.

     In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. Our patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and respiratory therapists.

     Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their members. In our outpatient rehabilitation division, approximately 90% of our net operating revenues come from rehabilitation management services and commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

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

Expand Rehabilitation Programs and Services

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

Provide High Quality Care and Service

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

Grow Through New Development and Disciplined Acquisitions

     We intend to open new clinics in our current markets where we believe that we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we intend to also evaluate acquisition opportunities that are complementary to our business and that are expected to give us a strong return on our invested capital.

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

Other Services

     Other services (which accounted for less than 1% of our net operating revenues in 2003) include home medical equipment, orthotics, prosthetics, oxygen and ventilator systems, infusion/intravenous and certain non-healthcare services.

Sources of Net Operating Revenues

     The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated.

	Year ended December 31,

Net Operating Revenues by Payor Source	2003	2002	2001

Medicare	46.0%	40.3%	37.3%
Commercial insurance (a)	43.2	49.1	51.4
Private and other (b)	9.2	9.5	10.2
Medicaid	1.6	1.1	1.1

Total	100.0%	100.0%	100.0%

(a)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(b)	Includes self payors, Canadian revenues, contract management services and non-patient related payments. Self pay revenues represent less than 1% of total net operating revenues.

Non-Government Sources

     Although in recent years an increasing percentage of our net operating revenues were generated from the Medicare program, a majority of our net operating revenues continue to come from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies have negotiated discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts.

Government Sources

     Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2003, all of our hospitals were certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, our specialty hospitals participate in eleven state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since nearly half of our revenues comes from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “ — Government Regulations — Overview of U.S. and State Government Reimbursements.”

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

     Certification. In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of our specialty hospitals participate in the Medicare program. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

     Accreditation. Our hospitals receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2003, JCAHO had accredited all but six of our hospitals. These six hospitals have not yet undergone a JCAHO survey. Generally, our hospitals have to be in operation for at least six months before they are eligible for accreditation. Each of our four acute medical rehabilitation hospitals have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities, an independent, not-for-profit organization which reviews and grants accreditation for rehabilitation facilities that meet established standards for service and quality.

Overview of U.S. and State Government Reimbursements

     Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services. For the year ended December 31, 2003, we received approximately 46% of our revenue from Medicare.

     The Medicare program reimburses various types of providers, including long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems for long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. For general acute care hospitals, Medicare inpatient costs are reimbursed under a prospective payment system under which a hospital receives a fixed payment amount per discharge using diagnosis related groups, commonly referred to as DRGs. The general acute care hospital DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition in that type of facility. Although the average length of stay varies for each DRG, the average stay of all Medicare patients in a general acute care hospital is approximately six days. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients as soon as clinically possible. We believe that the incentive for general acute care hospitals to discharge medically complex patients as soon as clinically possible creates a substantial referral source for our inpatient and outpatient providers.

     Long-Term Acute Care Hospital Medicare Reimbursement. The Medicare payment system for long-term acute care hospitals has been changed to a new prospective payment system specifically applicable to long-term acute care hospitals, which is referred to as “LTCH-PPS”. LTCH-PPS was established by final regulations published on August 30, 2002 by the Centers for Medicare & Medicaid Services (“CMS”), and applies to long-term care hospitals for their cost reporting periods beginning on or after October 1, 2002. Ultimately, when LTCH-PPS is fully implemented, each patient discharged from a long-term acute care hospital will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). The payment amount for each LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that LTC-DRG in a long-term acute care hospital. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost-based payment system.

     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be certified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients.

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

     In addition to meeting the long-term acute care hospital requirements, ''hospital within a hospital’’ and ''satellite’’ facilities must satisfy additional standards. A ''hospital within a hospital’’ facility must establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, and limiting the services it purchases directly from its host to 15% of its total operating costs, or limiting the number of patient admissions from its host to 25% of total admissions. In addition, there are financial penalties associated with a hospital within a hospital’s failure to limit to five percent the number of its total Medicare patients that are discharged to the host hospital and subsequently readmitted to the hospital within a hospital. A ''satellite’’ facility must not only satisfy standards that demonstrate its separateness from its host but must also meet requirements that show its integration with the main provider hospital of which it is a part.

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

     As of December 31, 2003, all 76 of our eligible long-term acute care hospitals have implemented LTCH-PPS. We have elected to be paid solely on the basis of LTC-DRG payments for all 76 of these hospitals. The remaining three hospitals are currently in their qualification period and will be paid under LTCH-PPS upon obtaining their long-term acute care hospital certification.

     While the implementation of LTCH-PPS is intended to be revenue neutral to the industry, our hospitals experienced enhanced financial performance in 2003 due to our low cost operating model and the high acuity of our patient population.

     Inpatient Rehabilitation Facility Medicare Reimbursement. The acute medical rehabilitation hospitals that we acquired from Kessler are certified as inpatient rehabilitation facilities under Medicare, and are subject to a prospective payment system for services provided to each discharged Medicare beneficiary. Prior to January 1, 2002, inpatient rehabilitation facilities were paid on the basis of Medicare reasonable costs per case, subject to limits under TEFRA. Beginning in January 2002, inpatient rehabilitation facilities began to be paid under a new prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case mix group or “IRF-CMG” containing patients with similar clinical problems that are expected to require similar amounts of resources. An inpatient rehabilitation facility is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case and facility level adjustments). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an inpatient rehabilitation facility relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, IRF-CMG payments rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost-based system. The IRF-PPS was phased-in over a transition period in 2002. For cost reporting periods beginning on or after January 1, 2002 and before October 1, 2002, an inpatient rehabilitation facility’s payment for each Medicare patient was a blended amount consisting of 66 ⅔% of the IRF-PPS payment rate and 33 ⅓% of the hospital’s reasonable cost-based reimbursement. For cost reporting periods beginning on or after October 1, 2002, inpatient rehabilitation facilities are paid solely on the basis of the IRF-PPS payment rate.

     The IRF-PPS regulations did not change the criteria that must be met in order for a hospital to be certified as an inpatient rehabilitation facility. In addition to satisfying certain operational requirements, in order to be certified by Medicare as an inpatient rehabilitation facility, a hospital must demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75 percent required intensive rehabilitation services for one or more of ten conditions specified in the regulation. Medicare rules permit an inpatient rehabilitation facility to pre-certify its compliance with this “75 percent test.” Consequently, in contrast to long-term acute care hospitals, inpatient rehabilitation facilities are not required to be paid under the general acute care hospital DRG-based reimbursement system during their initial operations. Rather, after self-certifying compliance with the 75 percent test, they are entitled to be reimbursed as inpatient rehabilitation facilities (now, under the IRF-PPS) upon the commencement of operations.

     In 2002, CMS became aware that its various contractors were using inconsistent methods to assess compliance with the 75 percent test and that the percentage of inpatient rehabilitation facilities in compliance with the 75 percent test might be low. In response, on June 7, 2002, CMS suspended enforcement of the 75 percent test and, on September 9, 2003, proposed certain modifications to the regulatory standards for certification as an inpatient rehabilitation facility. First, CMS proposed to change the portion of patients who are required to have one or more of the specified medical conditions from 75 percent to 65 percent. Second, CMS proposed to delete ''polyarthritis’’ from the list of qualifying conditions and to replace it with three more clearly defined arthritis-related conditions. The agency did not include joint replacements, cancer, cardiac, pulmonary and pain conditions within the list of qualifying conditions. Third, CMS sought input on the possible inclusion of patients who have second diagnoses, known as comorbidities, that fall within the list of qualifying conditions for purposes of the proposed 65 percent test. CMS proposed that the 65 percent standard and the comorbidity compliance policy would apply only for three years following the effective date of its final rule, which was anticipated to be January 1, 2004 in the proposed rule, while the agency studies trends in admissions and overall utilization in inpatient rehabilitation facilities. Thus, CMS proposed to reinstitute the 75 percent test and to end use of the comorbidity compliance policy for cost reporting periods beginning on or after January 1, 2007. CMS also proposed to adjust the time period used to determine compliance with the 75 percent test to enable CMS’s contractors to change a facility’s certification more promptly following a determination whether it qualifies for certification as an inpatient rehabilitation facility.

     Recently, several CMS contractors, including the contractor overseeing our acute medical rehabilitation hospitals, have promulgated draft local medical review policies (''LMRPs’’) that would change the guidelines used to determine the medical necessity for inpatient rehabilitation care. Implementation of the LMRPs, as proposed by the contractors, could result in denials of coverage for care that has historically been reimbursed by the Medicare program and could cause us to have to reevaluate our inpatient rehabilitation admissions policies.

     The Congressional Conference Reports for the Medicare Prescription Drug, Improvement and Modernization Act, signed by President Bush on December 8, 2003 (“DIMA”), and the Consolidated Appropriations Act of 2004, signed by President Bush on January 23, 2004 (“CAA”), include statements expressing concern that CMS’s proposed changes to the 75 percent test would adversely impact access to inpatient rehabilitation hospital services. Both reports direct additional study to establish clinically appropriate standards for medical necessity and clinically appropriate qualification criteria for inpatient rehabilitation facilities, and press CMS to delay implementation of the 75 percent test and not to accept new inpatient rehabilitation facility enrollment applications until the study reports are finished. The CAA Conference Report also indicates the expectation that CMS will delay implementation of the LMRPs pending the completion of the study. Although the statements in the Conference Reports are not legally binding, CMS is likely to follow the direction contained in the reports, including the imposition of an effective moratorium on new inpatient rehabilitation facilities, pending completion of the study of the inpatient rehabilitation facility qualification criteria.

     Following any changes to the inpatient rehabilitation qualification requirements, it may be necessary for us to reassess and change our inpatient admissions standards. Such changes may include more restrictive admissions policies. Stricter admissions standards may result in reduced patient volumes at our inpatient rehabilitation facilities, which, in turn, may result in lower net operating revenue and net income for these operations.

     Outpatient Rehabilitation Services Medicare Reimbursement. We provide the majority of our outpatient rehabilitation services in our rehabilitation clinics. Through our contract services agreements, we also provide outpatient rehabilitation services in the following settings:

•	schools;

•	physician-directed clinics;

•	worksites;

•	assisted living centers;

•	hospitals; and

•	skilled nursing facilities.

Most of our outpatient rehabilitation services are provided in rehabilitation agencies and through our acute medical rehabilitation hospitals.

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

     The BBA also imposed annual per Medicare beneficiary caps beginning January 1, 1999 that limited Medicare coverage to $1,500 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,500 for outpatient occupational health services, including deductible and coinsurance amounts. The caps were to be increased beginning in 2002 by application of an inflation index. Subsequent legislation imposed a moratorium on the application of these limits for the years 2000, 2001 and 2002. With the expiration of the moratorium, CMS implemented the caps beginning on September 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act, signed by President Bush on December 8, 2003 (“DIMA”), re-imposed the moratorium on the application of the therapy caps from the date of DIMA’s enactment through December 31, 2005.

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

     Long-Term Acute Care Hospital Medicaid Reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and the Centers for Medicare & Medicaid Services. Medicaid payments are made under a number of different systems, which include cost-based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for about 1.7% of our long-term acute care net operating revenues for the year ended December 31, 2003.

     Workers’ Compensation. Workers’ compensation programs accounted for approximately 19.0% of our revenue from outpatient rehabilitation services for the year ended December 31, 2003. Workers’ compensation is a state-mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work-related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.

Canadian Reimbursement

     The Canada Health Act governs the publicly-funded Canadian healthcare system, and provides for federal funding to be transferred to provincial health systems. Our Canadian outpatient rehabilitation clinics receive approximately 46% of their funding through workers’ compensation benefits, which are administered by provincial workers’ compensation boards. The workers’ compensation boards assess employers’ fees based on their industry and past claims history. These fees are then distributed independently by each provincial workers’ compensation board as payments for healthcare services. Therefore, the payments each of our rehabilitation clinics receive for similar services can vary substantially because of the different payment regulations in each province. Additional funding sources for our Canadian clinics are commercial insurance programs, direct payment contribution and publicly funded health care sources. For the year ended December 31, 2003, we derived about 3.6% of our total net operating revenues from our operations in Canada.

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

     From time to time, various federal and state agencies, such as the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals, inpatient rehabilitation facilities or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2004 Work Plan describes the government’s intention to study providers’ use of the “hospital within a hospital” model for furnishing long-term acute care hospital services and whether they comply with the five percent limitation on discharges to the host hospital that are subsequently readmitted to the hospital within a hospital. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.

     We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities.

     Remuneration and Fraud Measures. The federal “anti-kickback” statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of money in connection with the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state health care programs.

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

     Provider-based Status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately-certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 18 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, certain of our outpatient rehabilitation services are operated as departments of our acute medical rehabilitation hospitals, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

     Health Information Practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. If we fail to comply with the standards, we could be subject to criminal penalties and civil sanctions. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for the following:

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

     The Department of Health and Human Services has adopted standards in three areas that most affect our operations. First, standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. We were required to comply with these requirements by October 16, 2003.

     Second, standards relating to the privacy of individually identifiably health information govern our use and disclosure of protected health information, and require us to impose those rules, by contract, on any business associate to whom such information is disclosed. We were required to comply with these standards by April 14, 2003.

     Third, standards for the security of electronic health information which were issued on February 20, 2003 require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of health information. We are required to comply with the security standards by April 21, 2005.

     We maintain a HIPAA implementation committee that is charged with evaluating and implementing HIPAA. The implementation committee monitors HIPAA’s regulations as they have been adopted to date and as additional standards and modifications are adopted. At this time, we anticipate that we will be able to fully comply with those HIPAA requirements that have been adopted. However, we cannot at this time estimate the cost of such compliance, nor can we estimate the cost of compliance with standards that have not yet been issued or finalized by the Department of Health and Human Services. Although the new health information standards are likely to have a significant effect on the manner in which we handle health data and communicate with payors, based on our current knowledge, we believe that the cost of our compliance will not have a material adverse effect on our business, financial condition or results of operations.

Employees

     As of December 31, 2003, we employed approximately 20,800 people throughout the United States and Canada. A total of approximately 12,800 of our employees are full-time and the remaining approximately 8,000 are part-time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 10,000 and inpatient employees totaled approximately 10,100. The remaining approximately 700 employees were in corporate management, administration and other services.

Competition

     We compete on the basis of pricing, the quality of the patient services we provide and the results that we achieve for our patients. The primary competitive factors in the long-term acute care and acute medical rehabilitation business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long-term acute care hospitals and acute medical rehabilitation hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation. The competitive position of any hospital also is affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.

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

Compliance Program

Our Compliance Program

     In late 1998, we voluntarily adopted our code of conduct, which has recently been amended and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a director of compliance and a director of clinical compliance who assist the compliance officer, a compliance committee and sub-committees, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies. See “Item 10. Directors and Executive Officers of the Registrant-Code of Ethics”.

Operating Our Compliance Program

     We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance committee. We utilize facility leaders for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

Compliance Committee

     Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with HIPAA regulations.

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

Internal Audit

     In addition to and in support of the efforts of our compliance department, during 2001 we established an internal audit function. The compliance officer also manages the combined Compliance and Audit Department and meets with the Audit Committee of the Board of Directors on a quarterly basis to discuss audit results.

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

     In addition, our corporate governance guidelines, code of conduct and the charters for our audit, compensation and nominating & governance committees of the board of directors are available on our Internet website. These materials may also be obtained at no cost by contacting investor relations at (717) 972-1100.

Risk Factors

     Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.

If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and net income could decline.

     Approximately 46.0% of our net operating revenues for the year ended December 31, 2003 came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems, including modifications to the conditions for qualification for payment and the imposition of enrollment limitations on new providers, have been proposed or may be proposed, both in Congress and by the Centers for Medicare & Medicaid Services, which may or may not ultimately be adopted. Because of the possibility of adoption of these kinds of proposals, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could affect our business strategy, operations and financial results.

     Our long-term acute care hospitals are certified by Medicare as long-term acute care hospitals. A new Medicare prospective payment system has been established and is being implemented for long-term care hospitals under which our long-term acute care hospitals are paid a fixed amount for each patient based on the patient’s diagnosis. We will refer to this prospective payment system for long-

term acute care hospitals as “LTCH-PPS”. The new payment system is being phased in over five years during which an increasing percentage of the payment amount for each Medicare patient will be based on the fixed amount and a lesser percentage will be based on the prior reasonable cost-based system subject to caps, although facilities may elect earlier to be paid solely on the basis of the fixed amounts. As of December 31, 2003, all of our long-term acute care hospitals have converted to LTCH-PPS and elected to accelerate their adoption of LTCH-PPS and be paid solely on the basis of long-term care diagnosis-related group payment rates, which we refer to as ''LTC-DRG’’. There can be no assurance that reimbursements under the LTCH-PPS will fully reflect increases in our long-term acute care hospital costs. See “ — Government Regulations — Overview of U.S. and State Government Reimbursements — Long-Term Acute Care Hospital Medicare Reimbursement.”

     Since our acquisition of Kessler, we also operate four Medicare-certified inpatient rehabilitation facilities. A Medicare prospective payment system, distinct from the system applicable to long-term acute care hospitals, was recently implemented for inpatient rehabilitation facilities, which is referred to as IRF-PPS. Under IRF-PPS, inpatient rehabilitation hospitals are paid a fixed amount for each patient based upon the condition for which the patient is being treated. Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case mix group, or ''IRF-CMG,’’ containing patients with similar clinical problems that are expected to require similar amounts of resources. There can be no assurance that reimbursements under the IRF-PPS will fully reflect increases in our inpatient rehabilitation facility costs. Kessler’s inpatient rehabilitation facilities began to be paid under IRF-PPS on January 1, 2002. See '' — Government Regulations — Overview of U.S. and State Government Reimbursements — Inpatient Rehabilitation Facility Medicare Reimbursement.’’

     Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. Congress established annual caps, which were to go into effect January 1, 1999, that limit the amounts that are paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. Thereafter, Congress imposed a moratorium on the caps through 2002, and recently re-imposed the moratorium for 2004 and 2005. Upon the expiration of the moratorium, we believe these therapy caps could have an adverse effect on the revenue we generate from providing outpatient rehabilitation services to Medicare beneficiaries, to the extent that such patients receive services with a cost in excess of the annual caps. For the fiscal year ended December 31, 2003, we received 8.7% of our outpatient rehabilitation net operating revenues from Medicare. See “ — Government Regulations — Overview of U.S. and State Government Reimbursements — Outpatient Rehabilitation Services Medicare Reimbursement.”

Implementation of modifications to the admissions policies for our inpatient rehabilitation facilities as required in order to achieve compliance with Medicare guidelines may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability.

     As of December 31, 2003, the four acute medical rehabilitation hospitals that we acquired from Kessler were certified by Medicare as inpatient rehabilitation facilities. In order to be certified as inpatient rehabilitation facilities, each Medicare provider (these facilities are certified as one provider) must demonstrate that, during its most recent 12-month cost reporting period, it has served an inpatient population of whom at least 75 percent required intensive rehabilitation services for one or more of ten specified conditions. Recently, the Centers for Medicare & Medicaid Services proposed changes to this classification standard which requires the provider to demonstrate that, during the most recent, consecutive and appropriate 12-month period, it has served an inpatient population of whom at least 65 percent required intensive rehabilitation services for one or more of 12 specified conditions. In the past, the classification standard has been enforced by Medicare contractors inconsistently, if at all, and the inpatient rehabilitation facilities we acquired from Kessler may not have been operated in full compliance with the standard. Although the proposed rule indicated that the revised classification standard would be enforced for cost reporting periods beginning on or after the January 1, 2004, Congress subsequently has directed additional study of the classification standard and urged the postponement of enforcement pending completion of the studies. Once enforcement begins, in order to achieve compliance with the classification standard, as it may be amended, it may be necessary for us to implement more restrictive admissions policies at our inpatient rehabilitation facilities for patients not falling within the specified conditions. Such policies may result in decreased patient volumes, which could have a negative effect on the financial performance of these facilities. See “ — Government Regulations—Overview of U.S. and State Government Reimbursements—Inpatient Rehabilitation Facility Medicare Reimbursement.’’

If our long-term acute care hospitals fail to maintain their certification as long-term acute care hospitals or fail to qualify as hospitals separate from their host hospitals, our profitability may decline.

     As of December 31, 2003, 76 of our 83 specialty hospitals were certified by Medicare as long-term acute care hospitals, and three more were in the process of becoming certified as Medicare long-term acute care hospitals. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, such as average minimum length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term care hospitals. Payments at rates applicable to general acute care hospitals would likely result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. Moreover, nearly all of our long-term acute care hospitals are subject to additional Medicare criteria because they operate as separate hospitals located in space leased from, and located in, a general acute care hospital, known as a host hospital. This is known as a “hospital within a hospital” model. These additional criteria include limitations on services purchased from the host hospital and other requirements concerning separateness from the host hospital. If several of our long-term acute care hospitals were to be subject to payment as general acute care hospitals or fail to comply with the separateness requirements, our profit margins would likely decrease. See “ — Government Regulations—Overview of U.S. and State Government Reimbursements—Long-Term Acute Care Hospital Medicare Reimbursement.”

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

     The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services and enrollment of newly-developed facilities in the Medicare program; and

•	payment for services.

     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the specialty hospital and outpatient rehabilitation clinic businesses. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See “ — Government Regulations.”

We may not realize all of the anticipated benefits of the Kessler acquisition.

     We may not be able to manage the combined operations and assets as effectively as anticipated or realize all of the anticipated benefits from our acquisition of Kessler. The expansion of our business and operations resulting from the acquisition of Kessler may strain our administrative and operational resources. This process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of customers or suppliers, a possible loss of net operating revenues or an increase in operating or other costs. These types of challenges and uncertainties could have an adverse effect on our business, financial condition and results of operations.

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

     As part of our growth strategy, we intend to pursue acquisitions of specialty hospitals and outpatient rehabilitation clinics. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses, dilutive issuances of equity securities and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:

•	the difficulty and expense of integrating acquired personnel into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

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

     Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our specialty hospitals and outpatient rehabilitation clinics. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments were to reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

     Our specialty hospitals are highly dependent on nurses for patient care. The availability of qualified nurses nationwide has declined in recent years, and the salaries for nurses have risen accordingly. We cannot assure you we will be able to attract and retain qualified nurses in the future. Additionally, the cost of attracting and retaining nurses may be higher than we anticipate, and as a result, our profitability could decline.

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

     We maintain professional malpractice liability insurance and general liability insurance coverage. As a result of unfavorable pricing and availability trends in the professional liability insurance market and the insurance market in general, the cost and risk sharing components of professional liability coverage have changed dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. As a result, we experienced substantial changes in our medical and professional malpractice insurance program. Among other things, in order to obtain malpractice insurance at a reasonable cost, we were required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of liability and legal fees that we must pay for each claim. We use actuarial methods to determine the value of the losses that may occur within this self-insured retention level. Pursuant to the requirements under our insurance agreements, we are required to post letters of credit or set aside cash in a trust arrangement in an amount equal to the estimated losses that we assumed for the 2003 and 2004 policy years. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Item 3. Legal Proceedings” and “ — Government Regulations—Other Healthcare Regulations, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Commitments and Contingencies.”

Restrictions imposed by our senior credit facility, the indentures governing our 9½% senior subordinated notes and our 7½% senior subordinated notes limit our ability to engage in or enter into business, operating and financing arrangements, which could prevent us from taking advantage of potentially profitable business opportunities.

     The operating and financial restrictions and covenants in our debt instruments, including our senior credit facility, our 9½% senior subordinated notes and our 7½% senior subordinated notes, may affect adversely our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. For example, our senior credit facility restricts our ability to, among other things:

•	incur additional debt;

•	pay dividends in excess of certain amounts;

•	make certain investments;

•	incur or permit to exist certain liens;

•	enter into transactions with affiliates;

•	merge, consolidate or amalgamate with another company;

•	transfer or otherwise dispose of assets;

•	redeem subordinated debt;

•	incur capital expenditures; and

•	incur contingent obligations.

     The indentures governing our 9½% senior subordinated notes and our 7½% senior subordinated notes include similar restrictions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.” While in the past we may have received waivers from the lenders under our senior credit facility from compliance with certain of these restrictions and covenants, there can be no assurance that we will receive any similar waivers in the future. The restrictions under the indentures governing our 9 ½% senior subordinated notes and our 7 ½% senior subordinated notes may not be waived without the consent of the holders of those respective series of notes.

Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.

     We have historically faced competition in acquiring specialty hospitals and outpatient rehabilitation clinics, and we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable candidates for us. This could limit our ability to grow by acquisitions or make our cost of acquisitions higher and less profitable.

If we fail to compete effectively with other hospitals, clinics and healthcare providers, our net operating revenues and profitability may decline.

     The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in markets we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.

ITEM 2. PROPERTIES

     We currently lease most of our facilities, including clinics, offices, specialty hospitals and the corporate headquarters. We own each of our acute medical rehabilitation hospitals, our skilled nursing facility and our 176,000 square foot long-term acute care hospital located in Houston, Texas.

     We lease all of our clinics and related offices, which, as of December 31, 2003, included 790 outpatient rehabilitation clinics throughout the United States and Canada. The outpatient rehabilitation clinics generally have a five-year lease term and include options to renew. We also lease all of our long-term acute care hospital facilities except for the facility located in Houston, Texas that is described above. As of December 31, 2003, we had 75 hospital within a hospital leases and three freestanding building leases.

     We generally seek a five-year lease for our long-term acute care hospitals, with an additional five-year renewal at our option. We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 79,000 square feet and is located in Mechanicsburg, Pennsylvania. On February 10, 2004, our board of directors approved our leasing of an additional 5,015 square feet of office space in the same office complex. This approval is subject to our receipt of satisfactory independent appraisals regarding the market value of the leased space. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2003, this comprised 23 locations throughout the U.S. with approximately 169,000 square feet in total.

ITEM 3. LEGAL PROCEEDINGS

     In February 2002, PHICO, at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania. The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. As of December 31, 2003, the Company had approximately ten unsettled cases in eight states from the policy years covered by PHICO issued policies. The liquidation order referred these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover losses in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

     In addition, as part of our business, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, we maintain professional malpractice liability insurance (subject to the above description regarding PHICO) and general liability insurance. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. These insurance policies also do not cover punitive damages. See “Item 1. Business—Risk Factors—Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.”

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter ended December 31, 2003, or through the date of this filing.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since August 28, 2002, our common stock has been listed on the New York Stock Exchange under the symbol “SEM.” Prior to that time, our common stock was quoted on The Nasdaq National Market under the symbol “SLMC.” Prior to our initial public offering on April 5, 2001, there was no public market for our common stock. As of February 27, 2004, there were approximately 126 record holders and 12,845 beneficial holders of our common stock.

     The following table sets forth, on a quarterly basis, the highest and lowest sale price for our common stock for the years ended December 31, 2002 and December 31, 2003 as reported by The Nasdaq National Market or the New York Stock Exchange, respectively. The information provided in the table has been restated to reflect a 2-for-1 stock split, in the form of a 100% stock dividend, to each of our stockholders of record as of the close of business on December 5, 2003.

2002	HIGH	LOW

Quarter:
First	$8.050	$5.900
Second	$8.600	$6.565
Third	$8.075	$5.800
Fourth	$7.700	$5.920

2003	HIGH	LOW

Quarter:
First	$7.620	$6.265
Second	$12.415	$6.735
Third	$15.875	$12.350
Fourth	$18.375	$14.360

     On November 25, 2003, our board of directors declared an initial cash dividend of $0.06 per share payable on December 29, 2003 to our stockholders of record at the close of business on December 5, 2003. On a split-adjusted basis, the cash dividend amounted to $0.03 per share. On February 11, 2004, our board of directors also declared a cash dividend of $0.03 per share payable on or about March 19, 2004 to our stockholders of record at the close of business on February 27, 2004. Prior to our initial cash dividend declared in November 2003, we did not pay dividends on our common stock.

     The board of directors will periodically reconsider the declaration of dividends, and dividends will only be paid when and if declared by the board of directors. The continuation and the amount of such dividends will depend upon our results of operations, our financial condition and other factors which the board of directors deems relevant. Our current debt instruments contain certain restrictive covenants, including limitations on the amount of dividends we may declare and pay on our common stock. See the applicable discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 6 to Select Medical Corporation’s consolidated financial statements.

     On February 23, 2004, our Board of Directors authorized a program to repurchase up to $80.0 million of our common stock. The program will remain in effect until August 31, 2005, unless extended by our Board of Directors. The extent to which we repurchase our shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. We anticipate funding this program with available corporate funds, including cash on hand and future cash flow.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected consolidated historical financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained in this report. The data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data
Net operating revenues	$1,396,773	$1,126,559	$958,956	$805,897	$455,975
Operating expenses (a)	1,211,602	999,280	846,938	714,227	413,731
Depreciation and amortization	34,957	25,836	32,290	30,401	16,741
Special charge (b)	—	—	—	—	5,223

Income from operations	150,214	101,443	79,728	61,269	20,280
Loss on early retirement of debt (c)	—	—	(14,223)	(6,247)	(5,814)
Equity in earnings from joint ventures	824	—	—	—	—
Interest expense, net	(25,404)	(26,614)	(29,209)	(35,187)	(21,099)

Income (loss) before minority interests and income taxes	125,634	74,829	36,296	19,835	(6,633)
Minority interests (d)	2,402	2,022	3,491	4,144	3,662

Income (loss) before income taxes	123,232	72,807	32,805	15,691	(10,295)
Income tax provision	48,761	28,576	3,124	9,979	2,811

Net income (loss)	74,471	44,231	29,681	5,712	(13,106)
Less: Preferred dividends	—	—	2,513	8,780	5,175

Net income (loss) available to common stockholders	$74,471	$44,231	$27,168	$(3,068)	$(18,281)

Net income (loss) per common share:
Basic:
Net income (loss) per common share	$0.76	$0.48	$0.34	$(0.06)	$(0.37)

Diluted:
Net income (loss) per common share	$0.72	$0.45	$0.31	$(0.06)	$(0.37)

Weighted average common shares outstanding (e):
Basic	97,452	92,928	79,915	50,914	49,114
Diluted	103,991	98,256	90,929	50,914	49,114

Cash dividends paid	$3,066	—	—	—	—
Cash dividends per share	0.03	—	—	—	—
Other Data
EBITDA (f)	$183,593	$125,257	$94,304	$81,279	$27,545
EBITDA as a % of net revenue	13.1%	11.1%	9.8%	10.1%	6.0%
Cash flow data
Cash flow provided by (used in) operating activities	$246,248	$120,812	$95,770	$22,513	$(25,157)
Cash flow provided by (used in) investing activities	(261,452)	(54,048)	(61,947)	14,197	(181,262)
Cash flow provided by (used in) financing activities	124,318	(21,423)	(26,164)	(37,616)	197,480

	As of December 31,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$165,507	$56,062	$10,703	$3,151	$4,067
Working capital	188,380	130,621	126,749	105,567	132,598
Total assets	1,078,998	739,059	650,845	586,800	620,718
Total debt	367,503	260,217	288,423	302,788	340,821
Preferred stock	—	—	—	129,573	120,804
Total stockholders’ equity	419,175	286,418	234,284	48,498	49,437

(a)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(b)	Reflects asset impairments of $5.2 million in 1999.

(c)	Reflects the write-off of deferred financing costs that resulted from the refinancing of our senior credit facilities in November 1999 and September 2000. Also reflects the write-off of deferred financing costs and discounts resulting from the repayment of indebtedness with the proceeds from our initial public offering in April 2001 and the 9½% senior subordinated notes offering in June 2001.

(d)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(e)	For information concerning calculation of weighted average shares outstanding, see note 14 to Select Medical Corporation’s consolidated financial statements.

(f)	We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The following table reconciles EBITDA to net income (loss) for the periods indicated:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(in thousands)
EBITDA	$183,593	$125,257	$94,304	$81,279	$27,545
Depreciation and amortization	(34,957)	(25,836)	(32,290)	(30,401)	(16,741)
Interest income	936	596	507	939	362
Interest expense	(26,340)	(27,210)	(29,716)	(36,126)	(21,461)
Income tax expense	(48,761)	(28,576)	(3,124)	(9,979)	(2,811)

Net income (loss)	$74,471	$44,231	$29,681	$5,712	$(13,106)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of December 31, 2003, we operated 79 long-term acute care hospitals in 24 states, four acute medical rehabilitation hospitals in New Jersey and 790 outpatient rehabilitation clinics in 29 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.

     We manage the company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the year ended December 31, 2003, we had net operating revenues of $1,396.8 million. Of this total, we earned approximately 61% of our net operating revenues from our specialty hospitals and approximately 38% from our outpatient rehabilitation businesses.

     Our specialty hospital segment consists of hospitals designed to serve the needs of long-term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in our long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in our acute medical rehabilitation hospitals typically suffer from debilitating injuries, including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. Our outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

     In 2003 our net operating revenues increased 24.0%, income from operations increased 48.1%, net income increased 68.4% and diluted earnings per share increased 60.0% over 2002. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment we experienced growth resulting from the expansion of the number of hospitals we operate, the addition of the Kessler acquired hospitals and an increase in our revenue per patient day. Our outpatient segment experienced growth in net operating revenues but experienced a decline in income from operations that resulted primarily from the acquisition of the Kessler clinics, which have historically experienced lower income from operations, and changes in the economic environment that are reducing the number of therapy visits. These macro-economic trends affecting therapy visit volumes include increasing patient co-pays and a decline in the number of approved visits for a patient.

     We also experienced significant cash flow from operations resulting from our growth in net income and a significant reduction in accounts receivable days outstanding. During 2003 we completed the acquisition of Kessler, transitioned our long-term acute care hospitals to a new Medicare payment system, implemented a 2-for-1 stock split and commenced a cash dividend program. Additional explanation and analysis of these topics are found in the following discussion.

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

	2003	2002	2001

Specialty Hospital Data
# of Hospitals - Start of Period	72	64	54
# of Hospitals Acquired	4	—	—
# of Hospital Start-ups	8	8	10
# of Hospitals Closed	(1)	—	—

# of Hospitals - End of Period	83	72	64

# of Licensed Beds	3,204	2,594	2,307
# of Admissions	27,620	21,065	17,416
# of Patient Days	722,231	619,322	519,297
Net Revenue Per Patient Day (a)	$1,173	$1,009	$968
Occupancy Rate	70%	71%	68%
% Patient Days – Medicare	76%	76%	75%
Outpatient Rehabilitation Data
# of Clinics Owned - Start of Period	679	664	636
# of Clinics Acquired	125	14	32
# of Clinic Start-ups	30	49	41
# of Clinics Closed/Sold/Consolidated	(76)	(48)	(45)

# of Clinics Owned – End of Period	758	679	664
# of Clinics Managed - End of Period	32	58	53

Total # of Clinics (All) – End of Period	790	737	717

# of Visits (U.S.)	4,027,768	3,841,841	3,774,042
Net Revenue Per Visit (U.S.) (b)	$87	$86	$82

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(b)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

Development of New Specialty Hospitals and Clinics

     Our goal is to open approximately eight to ten new long-term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. We also may open new specialty hospitals in freestanding buildings. We internally developed ten hospitals in 2001 and eight hospitals in each of 2002 and 2003. All of the eight hospitals we opened in 2003 utilized our “hospital within a hospital” model. Each internally developed hospital has typically required approximately $3.5 million over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. With the acquisition of the four acute medical rehabilitation hospitals through the Kessler transaction, we are also evaluating the opportunities to develop additional freestanding acute medical rehabilitation hospitals.

The Kessler Acquisition

     On September 2, 2003, we completed the acquisition of all the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $228.3 million in cash, and $1.7 million of assumed indebtedness. Through its acute medical rehabilitation hospitals and network of outpatient clinics, Kessler is one of the nation’s leading providers of comprehensive rehabilitation care and physical medicine services. We have included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in our specialty hospitals segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in our outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics and infusion/intravenous services and corporate support costs, have been included under the other category. The results of operations of Kessler have been included in our consolidated financial statements since September 1, 2003.

Non-GAAP Financial Measures

     The SEC recently adopted rules regarding the use of non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, which we use in this report. Prior to the quarter ended June 30, 2003, we had defined EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt and minority interest, and used this measure to report our consolidated operating results as well as our segment results. We are now referring to this financial measure as Adjusted EBITDA. In order to comply with the new rules, we are now using EBITDA, defined as net income (loss) before interest, income taxes, depreciation and amortization, to report our consolidated operating results. However, SFAS 131 requires us to report our segment results in a manner consistent with management’s internal reporting of operating results to our chief operating decision maker (as defined under SFAS 131) for purposes of evaluating segment performance. Therefore, since we use Adjusted EBITDA to measure performance of our segments for internal reporting purposes, we have used Adjusted EBITDA to report our segment results. The difference between EBITDA and Adjusted EBITDA for the periods presented in this report result from loss on early retirement of debt, equity in earnings from joint ventures and minority interests, which are added back to EBITDA in the computation of Adjusted EBITDA.

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

     Net operating revenues generated directly from the Medicare program represented approximately 46%, 40% and 37% of net operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The gradual increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

     Approximately 69%, 63% and 61% of our specialty hospital revenues for the years ended December 31, 2003, 2002 and 2001, respectively, were received in respect of services provided to Medicare patients. Of this amount, approximately 23%, 92% and 98%, respectively were paid by Medicare under a full cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report is filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Substantially all of our Medicare cost reports are settled through 2000. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable from third party payors on our balance sheet for the difference.

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

     At December 31, 2002, 13 of our long-term acute care hospitals had implemented LTCH-PPS pursuant to the new regulations. As of December 31, 2003, all 76 of our eligible hospitals have implemented LTCH-PPS. We have elected to be paid solely on the basis of LTC-DRG payments for all 76 of those hospitals. The remaining three hospitals are currently in their qualification period and will be paid under LTCH-PPS upon obtaining their long-term acute care hospital certification.

     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be certified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients.

     While the implementation of LTCH-PPS is intended to be revenue neutral to the industry, our long-term acute care hospitals experienced enhanced financial performance in 2003 due to our low cost operating model and the high acuity of our patient population.

     Most of our specialty hospitals receive bi-weekly periodic interim payments (“PIP”) from Medicare instead of on an individual claim basis. Under a PIP payment methodology, Medicare estimates a hospital’s claim volume based on historical trends and periodically reconciles the differences between the actual claim data and the estimated payments. At each balance sheet date, we record the difference between our actual claims and the PIP payments as a receivable or payable from third party payors on our balance sheet.

     As of December 31, 2003 and 2002 we had a net amount due to Medicare of $33.9 million and $7.3 million, related to our specialty hospitals. We recorded this amount as due to third party payors on our balance sheet.

     In 2001 and 2002, “other revenue” primarily represented amounts the Medicare program reimbursed us for a portion of our corporate expenses that are related to our long-term acute care hospital operations. Under the LTCH-PPS, we will no longer be specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our long-term acute care hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, in 2003 we began allocating corporate departmental costs that are directly related to our long-term acute care hospital operations to our specialty hospital segment to better match the cost with the revenues for this segment. This allocation has not had any adverse impact on the profitability or margins of this segment, due to the expected increase in net revenue this segment has experienced under LTCH-PPS. In addition to the Medicare revenue we recorded in 2003, we also reported as “other revenue” amounts we received for other services, which include sales of home medical equipment, orthotics, prosthetics and infusion/intravenous services. These other services were acquired as part of our acquisition of Kessler.

Insurance

     Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2003 and 2002, we have recorded a liability of $29.8 million and $19.2 million, respectively, for our estimated losses under these insurance programs.

Bad Debts

     We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

Related Party

     We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $1.5 million, $1.4 million and $1.2 million in 2003, 2002 and 2001, respectively. Our future commitments are related to commercial office space that we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to approximately $19.4 million through 2014. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements.

Results of Operations

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Year Ended December 31,

	2003	2002	2001

Net operating revenues	100.0%	100.0%	100.0%
Cost of services (a)	79.9	81.9	81.0
General and administrative	3.2	3.5	3.7
Bad debt expense	3.7	3.3	3.6
Depreciation and amortization	2.5	2.3	3.4

Income from operations	10.7	9.0	8.3
Loss on early retirement of debt	—	—	(1.5)
Equity in earnings from joint ventures	0.1	—	—
Interest expense, net	(1.8)	(2.4)	(3.0)

Income before minority interests and income taxes	9.0	6.6	3.8
Minority interests	0.2	0.2	0.4

Income before income taxes	8.8	6.4	3.4
Income tax	3.5	2.5	0.3

Net income	5.3%	3.9%	3.1%

The following table summarizes selected financial data by business segment, for the periods indicated.

				Increase	Increase
	Year Ended December 31,			(Decrease)	(Decrease)

	2003	2002	2001	2002-2003	2001-2002

	(dollars in thousands)
Net operating revenues:
Specialty hospitals	$853,668	$625,238	$503,021	36.5%	24.3%
Outpatient rehabilitation	529,262	485,101	440,791	9.1	10.1
Other	13,843	16,220	15,144	(14.7)	7.1

Total company	$1,396,773	$1,126,559	$958,956	24.0%	17.5%

Income (loss) from operations:
Specialty hospitals	$130,276	$57,975	$46,472	124.7%	24.8%
Outpatient rehabilitation	60,778	70,342	60,790	(13.6)	15.7
Other	(40,840)	(26,874)	(27,534)	(52.0)	2.4

Total company	$150,214	$101,443	$79,728	48.1%	27.2%

Adjusted EBITDA: (b)
Specialty hospitals	$146,367	$70,891	$57,556	106.5%	23.2%
Outpatient rehabilitation	74,988	81,136	76,127	(7.6)	6.6
Other	(36,184)	(24,748)	(21,665)	(46.2)	(14.2)

Adjusted EBITDA margins: (b)
Specialty hospitals	17.1%	11.3%	11.4%	51.3%	(0.9)%
Outpatient rehabilitation	14.2	16.7	17.3	(15.0)	(3.5)
Other	NM	NM	NM	NM	NM

Total assets:
Specialty hospitals	$512,956	$332,737	$303,910
Outpatient rehabilitation	365,534	326,763	318,224
Other	200,508	79,559	28,711

Total company	$1,078,998	$739,059	$650,845

Capital expenditures:
Specialty hospitals	$22,559	$28,791	$13,452
Outpatient rehabilitation	8,514	12,637	8,800
Other	4,779	1,755	1,759

Total company	$35,852	$43,183	$24,011

The following tables reconcile net income to EBITDA for the Company, and provides the calculation of our EBITDA margin for each of the periods presented.

	Year Ended December 31,

	2003	2002	2001

	(dollars in thousands)
Net income	$74,471	$44,231	$29,681
Income tax expense	48,761	28,576	3,124
Interest expense, net	25,404	26,614	29,209
Depreciation and amortization	34,957	25,836	32,290

EBITDA (b)	$183,593	$125,257	$94,304

Net revenue	$1,396,773	$1,126,559	$958,956
EBITDA margin (b)	13.1%	11.1%	9.8%

The following table reconciles same hospitals information.

	Year Ended December 31,

	2003	2002

	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$853,668	$625,238
Less: Specialty hospitals opened and acquired after 1/1/02	125,332	6,480
Closed specialty hospital	1,537	4,636

Specialty hospitals same store net operating revenue	$726,799	$614,122

Adjusted EBITDA
Specialty hospitals Adjusted EBITDA	$146,367	$70,891
Less: Specialty hospitals opened and acquired after 1/1/02	22,134	(5,829)
Closed specialty hospital	206	143

Specialty hospitals same store Adjusted EBITDA	$124,027	$76,577

All specialty hospitals Adjusted EBITDA margin	17.1%	11.3%
Specialty hospitals same store Adjusted EBITDA margin	17.1%	12.5%

	Year Ended December 31,

	2002	2001

	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$625,238	$503,021
Less: Specialty hospitals opened and acquired after 1/1/01	76,080	11,380

Specialty hospitals same store net operating revenue	$549,158	$491,641

Adjusted EBITDA
Specialty hospitals Adjusted EBITDA	$70,891	$57,556
Less: Specialty hospitals opened and acquired after 1/1/01	(2,823)	(5,181)

Specialty hospitals same store Adjusted EBITDA	$73,714	$62,737

All specialty hospitals Adjusted EBITDA margin	11.3%	11.4%
Specialty hospitals same store Adjusted EBITDA margin	13.4%	12.8%

NM – Not Meaningful.

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, loss on early retirement of debt, equity in income from joint ventures and minority interest. Loss on early retirement of debt, equity in income from joint ventures and minority interest is then deducted from Adjusted EBITDA to derive EBITDA. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 13 to our audited consolidated financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Operating Revenues

     Our net operating revenues increased by 24.0% to $1,396.8 million for the year ended December 31, 2003 compared to $1,126.6 million for the year ended December 31, 2002.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 36.5% to $853.7 million for the year ended December 31, 2003 compared to $625.2 million for the year ended December 31, 2002. Net operating revenues for the specialty hospitals opened before January 1, 2002 and operated throughout both periods increased 18.3% to $726.8 million for the year ended December 31, 2003 from $614.1 million for the year ended December 31, 2002. This increase resulted primarily from higher net revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under the LTCH-PPS. Our patient days and occupancy rates for these hospitals were consistent in both periods. The remaining increase of $115.8 million resulted from the acquisition of the Kessler facilities, which contributed $48.3 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2002 and 2003.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 9.1% to $529.3 million for the year ended December 31, 2003 compared to $485.1 million for the year ended December 31, 2002. The number of patient visits in our U.S. based outpatient rehabilitation clinics increased 4.8% for the year ended December 31, 2003 to 4,027,768 visits compared to 3,841,841 visits for the year ended December 31, 2002. Net revenue per visit in these clinics was $87 in 2003 compared to $86 in 2002. The increase in net operating revenues was related to the acquisition of the Kessler operations, which contributed $23.0 million of net operating revenue, the consolidation of clinics that we previously managed and clinics that we acquired during 2002 and 2003, and changes in the economic environment that are reducing the number of therapy visits. These macro-economic trends affecting therapy visit volumes include increasing patient co-pays and a decline in the number of approved visits for a patient. Excluding the effects of the previously managed clinics and the recently acquired clinics (including the Kessler clinics), net operating revenues for the year ended December 31, 2003 would have been $493.2 million, and the number of U.S. based visits would have been 3,741,717.

     Other. Our other revenues declined to $13.8 million for the year ended December 31, 2003 compared to $16.2 million for the year ended December 31, 2002. The principal reason for the decline is the conversion of our long-term acute care hospitals to LTCH-PPS and the associated changes in how we get reimbursed for the services we provide. The decline was offset by revenues related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $3.6 million of revenues in 2003. We expect this revenue item to continue declining throughout 2004. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

     Our operating expenses increased by 21.2% to $1,211.6 million for the year ended December 31, 2003 compared to $999.3 million for the year ended December 31, 2002. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler, the internal development of new specialty hospitals that commenced operations in 2002 and 2003, costs associated with increased patient volumes and the consolidation of previously managed clinics. As a percentage of our net operating revenues, our operating expenses were 86.8% for the year ended December 31, 2003 compared to 88.7% for the year ended December 31, 2002. Cost of services as a percentage of operating revenues decreased to 79.9% for the year ended December 31, 2003 from 81.9% for the year ended December 31, 2002. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $95.2 million for the year ended December 31, 2003 compared to $85.2 million for the year ended December 31, 2002. This increase is principally related to our new hospitals that opened during 2002 and 2003 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.2% for the year ended December 31, 2003 from 3.5% for the year ended December 31, 2002. This decrease in general and administrative expenses as a percentage of net operating revenue is the result of a growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 3.7% for the year ended December 31, 2003 compared to 3.3% for the year ended December 31, 2002. This increase in bad debt expense resulted primarily from two factors. First, we experienced a migration of some of our accounts receivable to older aging categories where we significantly reduce our estimates of net realizable value. Second, the transition to the new LTCH-PPS payment mechanism in our long-term acute care hospitals has caused uncertainty associated with collections from payors that insure patient’s co-payments and Medicare supplemental coverage.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 46.6% to $183.6 million for the year ended December 31, 2003 compared to $125.3 million for the year ended December 31, 2002. Our EBITDA margins increased to 13.1% for the year ended December 31, 2003 compared to 11.1% for the year ended December 31, 2002. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Specialty hospital Adjusted EBITDA increased by 106.5% to $146.4 million for the year ended December 31, 2003 compared to $70.9 million for the year ended December 31, 2002. Our specialty hospital Adjusted EBITDA margins increased to 17.1% for the year ended December 31, 2003 from 11.3% for the year ended December 31, 2002. The hospitals opened before January 1, 2002 and operated throughout both periods had Adjusted EBITDA of $124.0 million, an increase of 62.0% over the Adjusted EBITDA of these hospitals in 2002. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. Our Adjusted EBITDA margin in these same store hospitals increased to 17.1% for the year ended December 31, 2003 from 12.5% for the year ended December 31, 2002.

     Outpatient Rehabilitation. Outpatient rehabilitation Adjusted EBITDA decreased by 7.6% to $75.0 million for the year ended December 31, 2003 compared to $81.1 million for the year ended December 31, 2002. Our outpatient rehabilitation Adjusted EBITDA margins decreased to 14.2% for the year ended December 31, 2003 from 16.7% for the year ended December 31, 2002. This Adjusted EBITDA margin decline was primarily the result of two factors. First, the acquired Kessler outpatient operations, which have historically had lower income from operations than our outpatient rehabilitation clinics, experienced negative margins for the year. The negative margins were primarily due to severance expense from staff reductions related to our consolidation and integration plan. Second, in

January 2003 we began consolidating a group of clinics that we previously managed, which had the effect of further compressing margins.

     Other. The Adjusted EBITDA loss was $36.2 million for the year ended December 31, 2003 compared to a loss of $24.7 million for the year ended December 31, 2002. This decrease in Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $6.2 million resulting from the implementation of LTCH-PPS (“See “Critical Accounting Matters-Sources of Revenue”) and an increase in our general and administrative expenses of $5.0 million.

Income from Operations

     Income from operations increased 48.1% to $150.2 million for the year ended December 31, 2003 compared to $101.4 million for the year ended December 31, 2002. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $9.1 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with the acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense decreased by $0.9 million to $26.3 million for the year ended December 31, 2003 from $27.2 million for the year ended December 31, 2002. The decline in interest expense is due to the lower debt levels outstanding in 2003 compared to 2002 on our credit facility and a lower effective interest rate in 2003. The lower debt levels resulted from scheduled term amortization payments and principal pre-payments that we have made under our credit facility. All repayments have been made with cash flows generated through operations. These reductions were offset by the incremental interest that resulted from the issuance of $175 million of 7½% senior subordinated notes in August 2003.

Minority Interests

     Minority interests in consolidated earnings increased to $2.4 million for the year ended December 31, 2003 compared to $2.0 million for the year ended December 31, 2002. This increase resulted from the improved profitability of our outpatient rehabilitation subsidiaries with minority interests.

Income Taxes

     We recorded income tax expense of $48.8 million for the year ended December 31, 2003. The expense represented an effective tax rate of 39.6%. We recorded income tax expense of $28.6 million for the year ended December 31, 2002, representing an effective tax rate of 39.3%. The effective tax rates in both 2003 and 2002 approximate the federal and state statutory tax rates. The increase in the tax rate is the result of a larger portion of our net income being earned in states with higher tax rates.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Operating Revenues

     Our net operating revenues increased by 17.5% to $1,126.6 million for the year ended December 31, 2002 compared to $959.0 million for the year ended December 31, 2001.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 24.3% to $625.2 million for the year ended December 31, 2002 compared to $503.0 million for the year ended December 31, 2001. Net operating revenues for the specialty hospitals opened before January 1, 2001 and operated throughout both periods increased 11.7% to $549.2 million for the year ended December 31, 2002 from $491.6 million for the year ended December 31, 2001. This resulted from a higher occupancy rate and higher net revenue per patient day. The remaining increase of $64.6 million resulted from the internal development of new specialty hospitals that commenced operations in 2001 and 2002.

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

Operating Expenses

     Our operating expenses increased by 18.0% to $999.3 million for the year ended December 31, 2002 compared to $846.9 million for the year ended December 31, 2001. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The largest contributor to the increase in operating expenses was the internally developed specialty hospitals that commenced operations in 2001 and 2002. Costs also increased as a result of the addition of acquired businesses and increased volumes at our hospitals opened before January 1, 2001. As a percent of our net operating revenues, our operating expenses increased to 88.7% for the year ended December 31, 2002 from 88.3% for the year ended December 31, 2001. Cost of services as a percentage of operating revenues increased to 81.9% for the year ended December 31, 2002 compared to 81.0% for the year ended December 31, 2001. These costs primarily reflect our labor expenses. This increase reflects the higher costs of services as a percentage of revenue in our newly developed specialty hospitals and an increase in relative salary and benefit costs experienced in our NovaCare outpatient operations. These higher relative costs were the result of higher staffing levels based on anticipated visit volume and an increase in our health care costs for this division. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.5% for the year ended December 31, 2002 compared to 3.7% for the year ended December 31, 2001. The 2002 costs were lower because our 2001 costs contained expenses not contained in 2002 related to litigation associated with disputes that we assumed through our NovaCare acquisition and the costs associated with a secondary offering that was terminated in November 2001. Our bad debt expense as a percentage of net operating revenues was 3.3% for the year ended December 31, 2002 compared to 3.6% for the year ended December 31, 2001. This decline in our relative bad debt percentage resulted from improvement in the composition and age of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 32.8% to $125.3 million for the year ended December 31, 2002 compared to $94.3 million for the year ended December 31, 2001. Our EBITDA margins increased to 11.1% for the year ended December 31, 2002 compared to 9.8% for the year ended December 31, 2001. In 2001 we incurred a loss on the early extinguishment of debt of $14.2 million, which had the effect of lowering our EBITDA margins for 2001 when compared to 2002. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 23.2% to $70.9 million for the year ended December 31, 2002 compared to $57.6 million for the year ended December 31, 2001. Our Adjusted EBITDA margins were 11.3% for the year ended December 31, 2002 compared to 11.4% for the year ended December 31, 2001. The decline in margins is caused by the start-up losses and lower margins incurred in our hospitals that were opened or developed in 2001 and 2002. The hospitals opened before January 1, 2001 and operated throughout both periods had Adjusted EBITDA of $73.7 million, an increase of 17.5% over the Adjusted EBITDA for these hospitals in the same period in 2001 of $62.7 million. This increase in same hospital Adjusted EBITDA resulted from an increase in non-Medicare revenue per patient day, offset by cost increases. Our Adjusted EBITDA margin in these same store hospitals increased to 13.4% in 2002 from 12.8% in 2001.

     Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA increased by 6.6% to $81.1 million for the year ended December 31, 2002 compared to $76.1 million for the year ended December 31, 2001. Approximately $3.9 million of this increase related to incremental Adjusted EBITDA provided by the acquisitions that occurred in 2001 and 2002. Our Adjusted EBITDA margins declined to 16.7% for the year ended December 31, 2002 from 17.3% for the year ended December 31, 2001. The reduction in Adjusted EBITDA margins was related to higher relative salary and benefit costs experienced in our NovaCare outpatient operations. These higher relative costs were the result of higher staffing levels based on our anticipated visit volume and an increase in our health care costs for this division.

     Other. The Adjusted EBITDA loss increased to $24.7 million for the year ended December 31, 2002 compared to a loss of $21.7 million for the year ended December 31, 2001. This increase resulted from the higher general and administrative costs needed to support the growth of the organization, principally our new hospital development. Under the LTCH-PPS, we will no longer be specifically reimbursed for the portion of our corporate costs related to the provision of Medicare services in our specialty hospitals. Instead, we will receive from Medicare a pre-determined fixed amount assigned to the applicable LTC-DRG, which is intended to reflect the average cost of treating such a patient, including corporate costs. As a result of this change in our revenue stream, we will begin allocating corporate departmental costs that are directly related to our specialty hospital operations to our specialty hospital segment in 2003 to better match the cost with the revenues for this segment. We do not believe that this allocation of costs will have any adverse impact on the profitability or margins of this segment, due to the increase in net revenue this segment will experience under LTCH-PPS.

Income from Operations

     Income from operations increased 27.2% to $101.4 million for the year ended December 31, 2002 compared to $79.7 million for the year ended December 31, 2001. The increase in income from operations resulted from the Adjusted EBITDA increases described above, a reduction in amortization expense of $8.8 million resulting from the adoption of SFAS 142, partially offset by an increase in depreciation expense. Depreciation expense increased by 11.0% to $23.3 million for the year ended December 31, 2002 from $21.0 million for the year ended December 31, 2001. The increase resulted primarily from increases in depreciation on fixed asset additions that are principally related to new hospital development.

Loss on early retirement of debt

     As a result of our initial public offering of stock in April 2001 and the issuance of $175 million of 9½% senior subordinated notes in June 2001, we repaid $75 million of our U.S. term loan and all $90 million of our 10% senior subordinated notes. The loss consists of $1.3 million of unamortized deferred financing costs related to the repayment of our U.S. term loan and $12.9 million of unamortized deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes.

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

Income Taxes

     We recorded income tax expense of $28.6 million for the year ended December 31, 2002. The expense represented an effective tax rate of 39.3% and approximates the federal and state statutory tax rates. We recorded income tax expense of $3.1 million for the year ended December 31, 2001. This expense represented an effective tax rate of 9.5%. Our lower effective tax rate in 2001 resulted from the reversal of our tax valuation allowance and the usage of prior net operating loses.

Capital Resources and Liquidity

Years Ended December 31, 2003, 2002, and 2001

     Operating activities generated $246.2 million, $120.8 million, and $95.8 million in cash during the years ended December 31, 2003, 2002 and 2001, respectively. The trend of increases in cash flow experienced over this time frame is attributable to improved operating income, continued management of payables and significant reductions in our accounts receivable days outstanding. Our accounts receivable days outstanding were 52 days at December 31, 2003 compared to 73 days at December 31, 2002 and 77 days at December 31, 2001. In 2003, a one day change in our accounts receivable days outstanding had a $4.4 million effect on operating cash flows. We believe that our current level of accounts receivable days outstanding is reasonable for our business. We do not anticipate significant reductions from our current levels of accounts receivable days outstanding because we believe that we have achieved the most improvement that can reasonably be expected in this area.

     Investing activities used $261.5 million, $54.0 million and $61.9 million of cash flow for the years ended December 31, 2003, 2002 and 2001, respectively. Of this amount, we incurred earnout and acquisition related payments of $228.2 million, $10.9 million and $38.7 million, respectively in 2003, 2002 and 2001. The Kessler acquisition costs, net of cash acquired, of $223.9 million comprise most of the 2003 expenditures. This usage also resulted from purchases of property and equipment of $35.9 million, $43.2 million and $24.0 million in 2003, 2002 and 2001, respectively, that was related principally to new hospital development. The earnout payments related principally to obligations we assumed as part of the NovaCare acquisition. Acquisition payments related to amounts we paid for new business acquisitions, although in 2001, a portion of the acquisition payments related to our purchases of minority interests. The terms of our agreements with these minority owners allowed some of them to sell their minority interests to us upon the completion of our initial public offering in 2001. In total, we paid these minority owners $15.9 million for their ownership interests. Of this amount, $10.9 million was paid in cash and $5.0 million was paid in our stock.

     Financing activities provided $124.3 million of cash for the year ended December 31, 2003. During 2003, we sold $175.0 million of 7½% Senior Subordinated Notes due 2013. The net proceeds from the sale were approximately $169.4 million after deducting discounts, commissions and expenses of the offering, and were used to finance a portion of the Kessler acquisition. Deferred financing costs associated with the offering were $5.9 million. During 2003, we repaid $65.6 million of credit facility debt and $3.7 million of seller and other debt. In December 2003, we declared and paid the Company’s first ever common stock cash dividend of $0.03 per share, which resulted in an aggregate payment to our stockholders of $3.1 million. In 2003 we received $28.6 million of proceeds from the issuance of stock related to the exercise of employee stock options and stock warrants.

     Financing activities used $21.4 million and $26.2 million of cash for the years ended December 31, 2002 and 2001, respectively. This was due principally to the repayment of our credit facility and seller debt. In 2001, we had two significant financing transactions that refinanced existing capital. In April of 2001 we completed an initial public offering of 20.7 million shares of our common stock. Our net proceeds after deducting expenses and underwriting discounts and commissions from the offering were approximately $89.2 million. The proceeds from the stock offering were used to repay $24.0 million of our senior debt under the term loan portion of our bank credit facility and to redeem $52.8 million of our Class A Preferred Stock; the remainder was used for general corporate purposes, including the purchases of minority interests. On June 11, 2001, we issued and sold $175.0 million of 9½% Senior Subordinated Notes due 2009. The, net proceeds from the sale were approximately $169.5 million, after deducting discounts, commissions and expenses of the offering. We used $90.0 million of the net proceeds to retire our 10% Senior Subordinated Notes which were issued in December 1998, February 1999 and November 1999. We used an additional $79.0 million of the net proceeds to repay part of our senior indebtedness under both the term loan and revolving portions of our senior credit facility. The remainder of the net proceeds were used to pay accrued interest.

Capital Resources

     Net working capital increased to $188.4 million at December 31, 2003 compared to $130.6 million at December 31, 2002. The increase in working capital is principally related to the cash and cash equivalents that we are now holding. Our cash and cash equivalents balance was $165.5 million at December 31, 2003 compared to $56.1 million at December 31, 2002.

     On September 22, 2000 we entered into a new credit agreement that refinanced our existing bank debt. In March 2003, in anticipation of a required prepayment of our term loan from excess cash flow and an increasing cash balance, we received a waiver to our credit agreement, which permitted us to pre-pay $25 million on our U.S. term loans, without making a pro rata prepayment on the Canadian term loans. The waiver was effective in March 2003, and the prepayment was made March 31, 2003. In August 2003, after the issuance of our $175 million 7½% senior subordinated notes, due to our increasing cash balance we received another waiver to our credit agreement, which permitted us to pre-pay of all our outstanding U.S. term loans, without making a pro-rata prepayment on our Canadian term loans. The waiver was effective in August, and a $29.3 million prepayment, which was the entire remaining balance, was made on our U.S. term loans on August 29, 2003.

     Our credit facility now consists of a Canadian term facility of approximately $8.5 million (USD), and a revolving credit facility of approximately $152.4 million. The Canadian term debt began quarterly amortization in September 2001, with a final maturity date of September 2005. As of December 31, 2003, we had the ability to borrow an additional $141.8 million under our revolving credit facility. The revolving credit facility terminates in September 2005.

     Borrowings under the credit agreement bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of December 31, 2003, our weighted average interest rate under our credit agreement was approximately 5.6%. See “Item 7A-Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

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

     On June 11, 2001, we issued and sold $175.0 million aggregate principal amount of 9½% senior subordinated notes due June 15, 2009. The notes were issued under an indenture dated as of June 11, 2001 between us and State Street Bank and Trust Company, N.A., as Trustee. Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, commencing December 15, 2001. On August 12, 2003, we issued and sold $175.0 million aggregate principal amount of 7½% senior subordinated notes due August 1, 2013. The notes were issued under an indenture dated as of August 12, 2003 between us and U.S. Bank and Trust National Association, as Trustee. Interest on the notes is payable semiannually in arrears on August 1, and February 1 of each year, commencing February 1, 2004.

     The 9½% senior subordinated notes and the 7½% senior subordinated notes are each unsecured senior subordinated obligations of Select Medical, are subordinated in right of payment to all of our existing and future senior indebtedness, rank equally in right of payment to all of our other senior subordinated indebtedness, and rank senior in right of payment to all of our future subordinated indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after June 15, 2005, the 9½% senior subordinated notes may be redeemed at our option, in whole or in part, at redemption prices that begin at 104.75% and decline annually to 100% on and after June 15, 2008, plus accrued and unpaid interest. On or after August 1, 2008, the 7½% senior subordinated notes may be redeemed at our option, in whole or in part, at redemption prices that begin at 103.75% and decline annually to 100% on and after August 1, 2011, plus accrued and unpaid interest.

     Upon a change of control of Select Medical, each holder of both the 9½% senior subordinated notes and the 7½% senior subordinated notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. The indentures governing the notes contain certain covenants that, among other things, limit the incurrence of additional debt by Select Medical and certain of our subsidiaries; the payment of dividends on capital stock of Select Medical and the purchase, redemption or retirement of capital stock or subordinated indebtedness; investments; certain transactions with affiliates; sales of assets, including capital stock of subsidiaries; and certain consolidations, mergers and transfers of assets. The indentures also prohibit certain restrictions on distributions from certain subsidiaries. All of these limitations and prohibitions, however, are subject to a number of qualifications.

     We believe existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance operations for at least the next twelve months. We expect to generate positive cash flow from operations in 2004, although not to the extent we experienced in 2003 because we believe that we have achieved the most improvement that can reasonably be expected in our accounts receivable days outstanding.

     In the year ended December 31, 2003, we opened eight long-term acute care hospitals. A new hospital has typically required approximately $3.5 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. As of December 31, 2003, we had approximately $141.8 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of any acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

     On February 23, 2004, our Board of Directors authorized a program to repurchase up to $80.0 million of our common stock. The program will remain in effect until August 31, 2005, unless extended by our Board of Directors. The extent to which we repurchase our shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. We anticipate funding this program with available corporate funds, including cash on hand and future cash flow.

     On February 11, 2004, our Board of Directors declared a cash dividend of $0.03 per share. The dividend will be payable on or about March 19, 2004 to stockholders of record as of the close of business on February 27, 2004.

Commitments and Contingencies

     The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year

Contractual Obligations (in thousands)	Total	2004	2005-2007	2008-2009	After 2009

9½% Senior Subordinated Notes	$175,000	—	—	$175,000	—
7½% Senior Subordinated Notes	175,000			—	$175,000
Credit Facility	8,483	$4,847	$3,636	—	—
Seller Notes	7,174	4,343	2,831	—	—
Capital Lease Obligations	711	344	367	—	—
Other Debt Obligations	1,135	733	402	—	—

Total Debt	367,503	10,267	7,236	175,000	175,000
Letters of Credit Outstanding	10,597	50	10,547	—	—
Purchase Obligations	8,322	4,809	2,715	798	—
Patient Care Obligation(a)	3,563	246	739	493	2,085
Naming, Promotional and Sponsorship Agreement	36,619	1,400	4,494	2,996	27,729
Operating Leases	233,428	71,842	124,503	20,350	16,733
Related Party Operating Leases	19,439	1,584	5,120	3,439	9,296

Total Contractual Cash Obligations	$679,471	$90,198	$155,354	$203,076	$230,843

(a)	For a description of this obligation, see Note 17 to Select Medical Corporation’s consolidated financial statements.

Medical and Professional Malpractice Insurance

     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. To protect ourselves from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance in amounts and with deductibles that we believe to be sufficient for our operations. Unfavorable pricing and availability trends have emerged in the professional liability insurance market and the insurance market in general that have caused the cost of professional liability coverage to increase dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters, such as PHICO Insurance Company, which provided us medical malpractice coverage from June 1998 to December 2000. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. Physicians who refer patients to our facilities are facing similar difficulties obtaining malpractice insurance at a reasonable cost, which could adversely impact the number of our referrals. As a result, we experienced substantial changes in our medical and professional malpractice insurance program beginning in 2003. Specifically, we have been required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of liability and legal fees that we must pay for each claim. We use actuarial methods to estimate the value of the losses that may occur within this self-insured retention level and we are required under our insurance agreements to post a letter of credit or set aside cash in trust funds to securitize the estimated losses that we will assume. Because of the high retention levels, we cannot predict with absolute certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance.

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

Recent Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003. Our adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective July 1, 2003, did not have a material impact on our results of operations of financial position.

     In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our financial condition or operating results.

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. We do not expect FIN 46R to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. A change in interest rates by one percentage point on variable rate debt would have resulted in interest expense fluctuating approximately $0.4 million for the year ended December 31, 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports can be recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required under this item with respect to the Directors of the Registrant will appear under the caption “Election of Directors (Item 1 on Proxy Card”) in the definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant will appear under the caption “Executive Officers” in the definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

Code of Ethics

     We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our president and chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct is available on our Internet website, www.selectmedicalcorp.com. Our code of conduct may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our code of conduct or waivers from the provisions of the code for our president and chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

     The information required under this item will appear under the caption “Executive Compensation” in the definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto, except for the “Report of the Compensation Committee of the Board of Directors on Executive Compensation” contained therein, which is not so incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required under this item will appear under the caption “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the definitive Proxy Statement relating to the Registrant’s 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item will appear under the caption “Certain Relationships and Related Transactions” in the definitive Proxy Statement relating to the Registrants 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference hereto.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required under this item will appear under the caption “Ratification of Appointment of Independent Auditors (Item 2 on Proxy Card)” in the definitive Proxy Statement relating to the Registrants 2004 Annual Meeting of Stockholders, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Exchange Act, and is hereby specifically incorporated herein by reference hereto.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

     (b) Report on Form 8-K

     Form 8-K dated October 30, 2003, furnished pursuant to Item 12, in connection with our issuance of a press release on October 29, 2003 reporting our results for the three months ended September 30, 2003.

     Form 8-K/A dated November 7, 2003, filed pursuant to Item 7, which amends and supplements the report on Form 8-K filed on September 10, 2003 in connection with our acquisition of Kessler Rehabilitation Corporation.

     Form 8-K dated November 10, 2003, furnished pursuant to Item 9, in connection with an investor presentation.

     Form 8-K dated November 14, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on November 13, 2003 announcing approval of a 2-for-1 stock split.

     Form 8-K dated November 26, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on November 25, 2003 announcing the declaration of an initial cash dividend.

     Form 8-K dated December 23, 2003, furnished pursuant to Item 9, in connection with our issuance of a press release on December 23, 2003 announcing the issuance of a stock dividend due to the previously announced 2-for-1 stock split.

     (c) The following exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Document
2.1	Stock Purchase Agreement dated as of June 30, 2003, by and among Kessler Rehabilitation Corporation, the Henry H. Kessler Foundation, Inc. and Select Medical Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

2.2	Letter Agreement dated as of August 29, 2003, by and among Kessler Rehabilitation Corporation, Henry H. Kessler Foundation, Inc. and Select Medical Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed September 10, 2003.

2.3	Agreement and Plan of Merger dated as of September 2, 2003, between Select Medical Corporation and Select Medical Escrow, Inc., incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.3	Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.4	Amendment No. 2 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Indenture governing 9 ½% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9 ½% Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

Exhibit
Number	Document
4.4	Indenture governing 7 ½% Senior Subordinated Notes due 2013 among Select Medical Escrow, Inc. and U.S. Bank Trust National Association, dated as of August 12, 2003, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.5	Form of 7 ½% Senior Subordinated Notes due 2013 (included in Exhibit 4.4).

4.6	Exchange and Registration Rights Agreement, dated as of August 12, 2003 by and among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc., and Jefferies & Company, Inc., incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.7	Supplemental Indenture dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.8	Assumption Agreement dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.22	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.24	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.25	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.27	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.29	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

10.31	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.32	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.34	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.36	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.41	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.43	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.44	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.45	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.46	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.48	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.50	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.51	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document
10.52	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.53	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.54	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.55	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.56	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.57	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.58	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.59	Consulting Agreement between LeRoy S. Zimmerman and Select Medical Corporation dated as of January 1, 2002, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.60	Second Amendment to Cost Sharing Agreement dated as of February 12, 2002 by and among Select Medical Corporation, Select Transport Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.61	Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan, incorporated by reference to Appendix B of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

Exhibit
Number	Document
10.62	Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, incorporated by reference to Appendix C of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.63	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.64	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, data as of February 26, 2002, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.65	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.66	Amended and Restated Cost Sharing Agreement dated as of August 16, 2002 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.67	Stock Purchase Agreement dated as of September 16, 2002 by and among Rocco A. Ortenzio, Robert A. Ortenzio, Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.68	Mutual Termination of Consulting Agreement dated as of September 26, 2002 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.69	Stock Purchase Agreement dated as of November 20, 2002 by and among Rocco A. Ortenzio, Select Medical Corporation and Select Transport, Inc., incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.70	Waiver dated as of March 18, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, the lenders party thereto, JP Morgan Chase Bank, J.P. Morgan Bank Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.71	Fifth Amendment dated as of July 29, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

Exhibit
Number	Document
10.72	Purchase Agreement dated as of July 29, 2003 among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc., and Jefferies & Company, Inc., incorporated by reference to Exhibit 10.75 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.73	Escrow Agreement dated as of August 12, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., and U.S. Bank Trust National Association, as escrow agent and trustee, incorporated by reference to Exhibit 10.76 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.74	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates.

10.75	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates II.

10.76	Sixth Amendment dated as of November 25, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, JPMorgan Chase Bank, JPMorgan Chase Bank, Toronto Branch, Banc of America Securities, LLC and CIBC Inc.

10.77	Termination of Collateral Assignment Split Dollar Agreement dated December 10, 2003 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio.

10.78	Mutual Termination of Deferred Compensation Agreement dated December 22, 2003, by and between Select Medical Corporation and Rocco A. Ortenzio.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Select Medical Corporation

Consolidated Financial Statements

With Report of Independent Auditors

Select Medical Corporation
Notes to Consolidated Financial Statements

Report of Independent Auditors

To the Board of Directors and Stockholders of Select Medical Corporation:

In our opinion, the accompanying balance sheets and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income(loss) and cash flows present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed its method of accounting for goodwill and intangible assets in 2002. As discussed in Note 11, the Company changed its presentation of loss on early retirement of debt during 2003.

/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 2, 2004

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$165,507	$56,062
Accounts receivable, net of allowance for doubtful accounts of $111,517 and $79,815 in 2003 and 2002, respectively	230,171	233,105
Current deferred tax asset	61,699	40,125
Other current assets	27,689	17,601

Total Current Assets	485,066	346,893
Property and equipment, net	174,902	114,707
Goodwill	306,251	196,887
Trademarks	58,875	37,875
Intangible assets	22,876	8,969
Non-current deferred tax asset	6,603	7,995
Other assets	24,425	25,733

Total Assets	$1,078,998	$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$11,427	$11,121
Current portion of long-term debt and notes payable	10,267	29,470
Accounts payable	59,569	38,590
Accrued payroll	53,260	34,891
Accrued vacation	21,529	15,195
Accrued restructuring	10,375	800
Accrued other	78,308	36,306
Income taxes payable	—	23,722
Due to third party payors	51,951	26,177

Total Current Liabilities	296,686	216,272
Long-term debt, net of current portion	357,236	230,747

Total Liabilities	653,922	447,019
Commitments and Contingencies (Note 17) Minority interest in consolidated subsidiary companies	5,901	5,622
Stockholders’ Equity:
Common stock - $.01 per value: Authorized shares - 200,000,000
in 2003 and 2002, Issued shares - 102,219,000 and 93,352,000 in 2003 and 2002, respectively	1,022	934
Capital in excess of par	291,519	235,716
Retained earnings	121,560	50,155
Accumulated other comprehensive income (loss)	5,074	(387)

Total Stockholders’ Equity	419,175	286,418

Total Liabilities and Stockholders’ Equity	$1,078,998	$739,059

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2003	2002	2001

Net operating revenues	$1,396,773	$1,126,559	$958,956

Costs and expenses:
Cost of services	1,115,757	922,553	776,295
General and administrative	44,417	39,409	35,630
Bad debt expense	51,428	37,318	35,013
Depreciation and amortization	34,957	25,836	32,290

Total costs and expenses	1,246,559	1,025,116	879,228

Income from operations	150,214	101,443	79,728
Other income and expense:
Loss on early retirement of debt	—	—	(14,223)
Equity in earnings from joint ventures	824	—	—
Interest income	936	596	507
Interest expense	(26,340)	(27,210)	(29,716)

Income before minority interests and income taxes	125,634	74,829	36,296
Minority interest in consolidated subsidiary companies	2,402	2,022	3,491

Income before income taxes	123,232	72,807	32,805
Income tax expense	48,761	28,576	3,124

Net income	74,471	44,231	29,681
Less: Preferred dividends	—	—	2,513

Net income available to common stockholders	$74,471	$44,231	$27,168

Net income per common share:
Basic income per common share	$0.76	$0.48	$0.34
Diluted income per common share	$0.72	$0.45	$0.31
Weighted average shares outstanding:
Basic	97,452	92,928	79,915
Diluted	103,991	98,256	90,929

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

				Retained		Accumulated
		Common	Capital in	Earnings/		Other
	Common	Stock Par	Excess of	(Accumulated	Treasury	Comprehensive	Comprehensive
	Stock	Value	Par	Deficit)	Stock	Income (Loss)	Income

Balance at December 31, 2000	51,394	$514	$72,812	$(23,757)	$(1,039)	$(32)
Net income				29,681			$29,681
Other comprehensive loss						(1,862)	(1,862)

Total comprehensive income							$27,819

Issuance of common stock in connection with initial public offering, net of issuance costs of $2,262	20,700	208	88,973
Conversion of Class B Preferred Stock	18,432	184	59,816
Stock issued to acquire minority interest	1,046	10	4,963
Purchase of treasury stock					(521)
Issuance of common stock	1,404	14	4,320
Tax benefit of stock option exercises			2,513
Preferred stock dividends			(2,513)

Balance at December 31, 2001	92,976	930	230,884	5,924	(1,560)	(1,894)
Net income				44,231			$44,231
Other comprehensive income						1,507	1,507

Total comprehensive income							$45,738

Issuance of common stock	1,298	12	4,089
Retirement of treasury stock	(922)	(8)	(1,552)		1,560
Valuation of non-employee options			56
Tax benefit of stock option exercises			2,239

Balance at December 31, 2002	93,352	934	235,716	50,155	—	(387)
Net income				74,471			$74,471
Other comprehensive income						5,461	5,461

Total comprehensive income							$79,932

Issuance of common stock	8,867	88	28,525
Cash dividends				(3,066)
Valuation of non-employee options			2,219
Tax benefit of stock option exercises			25,059

Balance at December 31, 2003	102,219	$1,022	$291,519	$121,560	$—	$5,074

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,

	2003	2002	2001

Operating activities
Net income	$74,471	$44,231	$29,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,957	25,836	32,290
Provision for bad debts	51,428	37,318	35,013
Deferred income taxes	6,837	8,878	(5,903)
Loss on early retirement of debt	—	—	14,223
Minority interests	2,402	2,022	3,491
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	8,838	(53,893)	(49,432)
Other current assets	(5,047)	(387)	(456)
Other assets	4,898	2,671	1,053
Accounts payable	17,499	3,887	4,715
Due to third-party payors	21,228	12,979	14,746
Accrued expenses	19,337	22,456	14,023
Income taxes	9,400	14,814	2,326

Net cash provided by operating activities	246,248	120,812	95,770

Investing activities
Purchases of property and equipment, net	(35,852)	(43,183)	(24,011)
Proceeds from disposal of assets	2,595	—	808
Earnout payments	(464)	(928)	(5,660)
Acquisition of businesses, net of cash acquired	(227,731)	(9,937)	(33,084)

Net cash used in investing activities	(261,452)	(54,048)	(61,947)

Financing activities
Issuance of 7.5% Senior Subordinated Notes	175,000	—	—
Issuance of 9.5% Senior Subordinated Notes	—	—	175,000
Net repayments on credit facility debt	(65,627)	(22,672)	(98,320)
Repayment of 10% Senior Subordinated Notes	—	—	(90,000)
Principal payments on seller and other debt	(3,721)	(6,173)	(19,030)
Proceeds from initial public offering, net of fees	—	—	89,181
Proceeds from issuance of common stock	28,613	4,101	4,334
Redemption of Class A Preferred Stock	—	—	(52,838)
Payment of Class A and Class B Preferred Stock Dividends	—	—	(19,248)
Payment of common stock dividends	(3,066)	—	—
Proceeds from (payments of) bank overdrafts	307	5,038	(8,135)
Payment of deferred financing costs	(5,922)	(67)	(4,681)
Distributions to minority interests	(1,266)	(1,650)	(2,427)

Net cash provided by (used in) financing activities	124,318	(21,423)	(26,164)

Effect of exchange rate changes on cash and cash equivalents	331	18	(107)

Net increase in cash and cash equivalents	109,445	45,359	7,552
Cash and cash equivalents at beginning of period	56,062	10,703	3,151

Cash and cash equivalents at end of period	$165,507	$56,062	$10,703

Supplemental Cash Flow Information
Cash paid for interest	$20,229	$24,858	$30,547
Cash paid for income taxes	$33,344	$5,352	$6,017

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Notes to Consolidated Financial Statements

1.     Organization and Significant Accounting Policies

Business Description

Select Medical Corporation and its subsidiaries (the “Company”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. The Company provides long-term acute care hospital services and inpatient acute rehabilitative hospital care through its Select Specialty Hospital division and provides physical, occupational, and speech rehabilitation services through its outpatient divisions. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in the Company’s long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in the Company’s acute medical rehabilitation hospitals typically suffer from debilitating injuries including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. The Company’s outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 83, 72 and 64 specialty hospitals at December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, 2002, and 2001, the Company operated 790, 737,and 717 outpatient clinics, respectively. At December 31, 2003, 2002 and 2001, the Company had operations in Canada, District of Columbia and 37, 37 and 36 states, respectively.

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

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks and non-compete agreements. Management Service Agreements (“MSA’s”) represent consideration paid to therapists’ groups for entering into MSA’s with the Company. The Company has terminated all MSA’s during 2003. Management believes that the estimated useful lives established at the dates of each transaction were reasonable based on the economic factors applicable to each of the businesses.

The useful life of each class of intangible asset is as follows:

Goodwill	Indefinite
Trademarks	Indefinite
Non-compete agreements	7 years

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets and certain intangible assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. In addition, the Company also analyzes the recovery of long-lived assets on an enterprise basis.

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

Insurance Risk Programs

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these cases the Company accrues for its losses under an occurrence based principal whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. At December 31, 2003 and 2002 respectively, the Company had included in other current liabilities $29.8 million and $19.2 million related to these programs.

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

Treasury Stock

Treasury stock is carried at cost, determined by the first-in, first-out method. During 2002, the Company retired 922,000 shares of treasury stock.

Stock Options

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related

Select Medical Corporation
Notes to Consolidated Financial Statements

interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model assuming no dividend yield, volatility of 45% in 2003 and 39% in 2002 and 2001, an expected life of four years from the date of vesting and a risk free interest rate of 3.1%, 3.4% and 4.4% in 2003, 2002 and 2001, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings and earnings per share were as follows:

	For the year ended December 31,

	2003	2002	2001

	(in thousands, except per share amounts)
Net income available to common stockholders – as reported	$74,471	$44,231	$27,168
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,376	10,326	4,454

Net income available to common stockholders – pro forma	$55,095	$33,905	$22,714

Weighted average grant-date fair value	6.64	3.54	2.27
Basic earnings per share – as reported	0.76	0.48	0.34
Basic earnings per share – pro forma	0.57	0.36	0.28
Diluted earnings per share – as reported	0.72	0.45	0.31
Diluted earnings per share – pro forma	0.53	0.35	0.25

Revenue Recognition

Net operating revenues consists primarily of patient and contract therapy revenues and are recognized as services are rendered.

Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, per

Select Medical Corporation
Notes to Consolidated Financial Statements

diem and per visit payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 46%, 40% and 37% of the Company’s consolidated net operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately 35% and 30% of the Company’s gross accounts receivable at December 31, 2003 and 2002, respectively are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of a company’s specialty hospital or clinic to comply with regulations can result in changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.

Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.

Other Comprehensive Income (Loss)

The Company uses the local currency as the functional currency for its Canadian operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments impacting comprehensive income (loss) are recorded as a separate component of stockholders’ equity. The cumulative translation adjustment is included in other comprehensive income (loss) and was a gain of $5,123,000 at December 31, 2003 and a loss of $74,000 and $317,000 at December 31, 2002 and 2001, respectively. Also, included in other comprehensive income (loss) at December 31, 2003 was unrealized losses on available-for-sales securities of $49,000, net of tax.

Financial Instruments and Hedging

Effective January 1, 2001, the Company adopted SFAS No. 133. Since the Company had no derivative financial instruments at January 1, 2001, there was no cumulative effect upon adoption. The Company enters into various instruments, including derivatives, to manage interest rate and foreign exchange risks. Derivatives are limited in use and not entered into for speculative purposes. The Company enters into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. Interest rate swaps are reflected at fair value in the consolidated balance sheet and the related gains or losses are

Select Medical Corporation
Notes to Consolidated Financial Statements

deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. The Company did not have any interest rate swap arrangements at December 31, 2003. At December 31, 2002 the fair value of the interest rate swap arrangement was $313,000. To the extent that any derivative instrument is not designated as a hedge under SFAS No. 133, the gains and losses are recognized in income based on fair market value and is included in other comprehensive income (loss).

Basic and Diluted Net Income Per Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per common share is based on the weighted average number of shares of common stock outstanding during each year, adjusted for the effect of common stock equivalents arising from the assumed exercise of stock options, warrants and convertible preferred stock, if dilutive.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003. The Company ‘s adoption of the initial recognition and initial measurement provisions of SFAS No. 150, effective July 1, 2003, did not have a material impact on the Company’s results of operations of financial position.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

Select Medical Corporation
Notes to Consolidated Financial Statements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operations must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. The Company does not expect FIN 46R to have a material impact on its financial statements.

2.     Acquisitions, Disposal and Management Services Agreements

For the Year Ended December 31, 2003

On September 2, 2003, the Company completed the acquisition of all of the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $223.9 million in cash, net of cash acquired and $1.7 million of assumed indebtedness and $16.2 million in liabilities related to the planned restructuring. The purchase price may be adjusted either upward or downward pursuant to a post-closing working capital adjustment depending upon whether Kessler’s working capital is less than or greater than a target amount on the closing balance sheet. The purchase was funded through a combination of the proceeds from the issuance of 7 ½% Senior Subordinated Notes due 2013 and existing cash. The purchase price has been allocated to net assets acquired and liabilities assumed based on valuation studies subject to resolution of purchase price adjustments. The excess of the amount of the purchase price over the net asset value, including identifiable intangible assets, was allocated to goodwill. The results of operations of Kessler Rehabilitation Corporation have been included in the Company’s consolidated financial statements since September 1, 2003. Kessler Rehabilitation Corporation operates rehabilitation hospital facilities and outpatient clinics. The Company has included the operations of Kessler’s four acute medical rehabilitation hospitals and one skilled nursing facility in its specialty hospital segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in the Company’s outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics, and infusion/intravenous services and corporate support costs, have been included in the all other category.

In addition during 2003, the Company acquired controlling interests in two outpatient therapy businesses. Outpatient therapy acquisitions consisted of Excel Rehabilitation Services, LLP on March 1, 2003 and Vanguard Health Services, P.C. on January 31, 2003. Total consideration for these acquisitions totaled $0.9 million including $0.6 million in cash and $0.3 million in notes issued.

Select Medical Corporation
Notes to Consolidated Financial Statements

During 2003, the Company completed the repurchase of all or part of the minority interests of Rehab Advantage Therapy Services, LLC, Select Management Services, LLC and Select Specialty Hospital – Mississippi Gulf Coast, Inc for $3.2 million in cash.

For the Year Ended December 31, 2002

During 2002, the Company acquired controlling interests in seven outpatient therapy businesses. Outpatient therapy acquisitions consisted of Healthcare Motivations, Inc. on April 8, 2002, Pacific Coast Rehabilitation Physiotherapist Corporation on May 22, 2002, Physiotherapy Moncton Inc. and Canadian Back Rehabilitation Centre Limited on July 31, 2002, Halifax Physiotherapy and Sports Injuries Clinic Limited on September 30, 2002 and 1217406 Ontario Limited and Workplace Wellness on October 31, 2002. Total consideration for these acquisitions was $11.8 million including $9.9 million in cash and $1.9 million in notes issued.

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

During 2001, the Company acquired controlling interests in two outpatient therapy businesses. Outpatient therapy acquisitions consisted of Metro Therapy, Inc. on September 5, 2001 and Healthcare Innovations, Inc. on November 15, 2001. Total consideration for these acquisitions was $26.2 million consisting of $22.2 million in cash and $4.1 million in notes issued.

     Information with respect to businesses acquired in purchase transactions is as follows:

	For the year ended December 31,

	2003	2002	2001

	(in thousands)
Cash paid (net of cash acquired)	$227,731	$9,937	$33,084
Notes issued	316	1,864	4,100
Common stock issued	—	—	4,973

	228,047	11,801	42,157
Liabilities assumed	36,513	345	2,357
Estimated restructuring reserve (note 5)	16,213	—	—

	280,773	12,146	44,514
Fair value of assets acquired, principally accounts receivable and property and equipment	126,406	4,191	9,048
Trademark	21,000	—	—
Non-compete agreement	24,000	—	—
Minority interest liabilities relieved	1,405	70	8,268

Cost in excess of fair value of net assets acquired (goodwill)	$107,962	$7,885	$27,198

Select Medical Corporation
Notes to Consolidated Financial Statements

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Kessler Rehabilitation Corporation occurred at the beginning of the periods presented. The acquisitions of the other businesses acquired are not reflected in this pro forma as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

	Pro Forma Unaudited Results of Operations

	For the Year Ended December 30,

	2003	2002	2001

	(in thousands, except per share data)
Net revenue	$1,553,080	$1,354,194	$1,157,456
Net income before cumulative effect of accounting change	62,834	47,521	15,384
Net income	62,834	22,207	15,384
Basic income per common share before cumulative effect of accounting change	$0.64	$0.51	$0.19
Basic income per common share	$0.64	$0.24	$0.19
Diluted income per common share before cumulative effect of accounting change	$0.60	$0.48	$0.18
Diluted income per common share	$0.60	$0.23	$0.18

Select Medical Corporation
Notes to Consolidated Financial Statements

3. Property and Equipment

     Property and equipment consists of the following:

	December 31,

	2003	2002

	(in thousands)
Land	$9,789	$501
Leasehold improvements	81,319	64,317
Buildings	76,631	17,970
Furniture and equipment	117,233	112,942
Construction-in-progress	4,431	4,085

	289,403	199,815
Less: accumulated depreciation and amortization	114,501	85,108

Total property and equipment	$174,902	$114,707

Select Medical Corporation
Notes to Consolidated Financial Statements

4. Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually as of October 1st, or more frequently if impairment indicators arise. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the units.

Amortization expense for intangible assets with finite lives was $948,000 and $665,000 for the year ended December 31, 2003 and 2002, respectively. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2004 will be approximately $3,429,000 per year and primarily relates to the amortization of the non-compete agreement associated with the Kessler acquisition.

Intangible assets consist of the following:

	As of December 31, 2003

	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Amortized intangible assets
Non-compete agreement	$24,000	$(1,124)
Management services agreements	1,081	(1,081)

Total	$25,081	$(2,205)

Unamortized intangible assets
Goodwill	$306,251
Trademarks	58,875

Total	$365,126

Select Medical Corporation

Notes to Consolidated Financial Statements

	As of December 31, 2002

	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Amortized intangible assets
Management services agreements	$11,404	$(2,435)

Unamortized intangible assets
Goodwill	$196,887
Trademarks	37,875

Total	$234,762

The following table reflects unaudited pro forma results of operations, net of related tax effect, of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	For the Year Ended December 31, 2001

		Basic	Diluted
		Earnings Per	Earnings Per
		Share	Share

	(in thousands, except per share data)

Reported net income available to common stock holders	$27,168	$0.34	$0.31
Add back: Goodwill amortization	4,740	0.06	0.05
Add back: Trademark amortization	610	0.01	0.01

Adjusted net income available to common stockholders	$32,518	$0.41	$0.37

Select Medical Corporation
Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2003 and 2002 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)
Balance as of January 1, 2002	$84,391	$114,875	$584	$199,850
Goodwill acquired during year	—	7,885	—	7,885
Income tax benefits recognized	—	(11,938)	—	(11,938)
Earn-out payments	—	928	—	928
Translation adjustment	—	192	—	192
Other	—	(30)	—	(30)

Balance as of December 31, 2002	84,391	111,912	584	196,887
Goodwill acquired during year	95,620	12,342	—	107,962
Income tax benefits recognized	—	(3,745)	—	(3,745)
Earn-out payments	—	464	—	464
Translation adjustment	—	4,706	—	4,706
Other	—	(23)	—	(23)

Balance as of December 31, 2003	$180,011	$125,656	$584	$306,251

5.	Restructuring Reserves

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

In 2003, the Company recorded a $16,213,000 restructuring reserve in connection with the acquisition of Kessler Rehabilitation Corporation which was accounted for as additional purchase price. The reserves primarily included costs associated with

Select Medical Corporation
Notes to Consolidated Financial Statements

workforce reductions of 36 employees and lease buyouts in accordance with the Company’s restructuring plan.

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total

	(in thousands)
January 1, 2001	$3,685	$940	$76	$4,701
Revision of estimate	55	106	—	161
Amounts paid in 2001	(2,053)	(914)	(76)	(3,043)

December 31, 2001	1,687	132	—	1,819
Amounts paid in 2002	(899)	(120)	—	(1,019)

December 31, 2002	788	12	—	800
2003 acquisition restructuring costs	5,886	10,327	—	16,213
Amounts paid in 2003	(869)	(5,769)	—	(6,638)

December 31, 2003	$5,805	$4,570	$—	$10,375

The Company expects to pay out the remaining lease termination costs through 2007 and severance through 2005.

6.	Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following table:

	December 31,

	2003	2002

	(in thousands)
9½ % Senior Subordinated Notes	$175,000	$175,000
7½ % Senior Subordinated Notes	175,000	--
Senior Credit facility	8,483	74,110
Seller notes	7,174	8,869
Other	1,846	2,238

Total debt	367,503	260,217
Less: current maturities	10,267	29,470

Total long-term debt	$357,236	$230,747

On August 12, 2003, the Company issued and sold $175.0 million of 7½% Senior Subordinated Notes due 2013. The net proceeds of the 7½% Senior Subordinated Notes offering together with existing cash were used to complete the acquisition of Kessler Rehabilitation Corporation. The 7½% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary

Select Medical Corporation
Notes to Consolidated Financial Statements

Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7½% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the 7½% Senior Subordinated Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The 7½% Senior Subordinated Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness, including the existing 9½% senior subordinated notes, and senior to all of the Company’s existing and future subordinated indebtedness. The Subsidiary Guarantors are the same for both the 7½% and the 9½% Senior Subordinated Notes.

On June 11, 2001, the Company issued and sold $175.0 million aggregate principle amount of 9½% Senior Subordinated Notes due June 15, 2009. The net proceeds relating to the 9½% Senior Subordinated Notes were used to repay debt under the Company’s senior credit facility and to repay 10% Senior Subordinated Notes. Deferred financing costs and discounts of $14,223,000 related to the repayments were reflected as a loss on early retirement of debt in 2001. The 9½% Senior Subordinated Notes are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. The Non-Guarantor Subsidiaries did not guarantee the notes.

The senior credit facility consists of a term portion of approximately $8.5 million and a revolving credit portion of approximately $152.4 million. The term debt began quarterly amortization in September 2001, with a final maturity date of September 2005. The revolving commitment also matures in September 2005. Borrowings under the facility bear interest at either LIBOR or Prime rate, plus applicable margins based on financial covenant ratio tests. Borrowings bore interest at approximately 5.6% and 7.4% at December 31, 2003 and 2002, respectively. A commitment fee of .375% to .5% per annum is charged on the unused portion of the credit facility. Availability under the revolving credit facility at December 31, 2003 was approximately $141.8 million. The credit facility is collateralized by substantially all of the tangible and intangible assets of the Company and its domestic subsidiaries, including all of the capital stock of its domestic subsidiaries and 65% of the capital stock of its direct foreign subsidiaries and includes restrictions on certain payments by the Company, including dividend payments, minimum net worth requirements and other covenants. The Company is authorized to issue up to $15.0 million in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial covenant ratio tests. Approximately $10.6 million and $4.6 million in letters of credit were issued at December 31, 2003 and 2002, respectively.

In 1999 and 1998, the Company issued 10% Senior Subordinated Notes to a principal stockholder of the Company and had common shares attached which were recorded at the

Select Medical Corporation
Notes to Consolidated Financial Statements

estimated fair market value on the date of issuance. The common shares issued were recorded as a discount to the Senior Subordinated Notes and were amortized using the interest method. In connection with the repayment of the 10% Senior Subordinated Notes in full during 2001, 480,096 shares of common stock were returned to the Company.

The Company’s obligations under its previous credit agreements, which were refinanced in 1999, were collateralized by guarantees from certain of the Company’s principal stockholders. In connection with the debt guarantees, the Company and these shareholders entered into a warrant agreement. The Company issued 1,098,000, 920,000 and 1,728,000 warrants to purchase common stock to these shareholders in 2000, 1999 and 1998, respectively, that entitled the holder of each warrant to purchase one share of common stock at an exercise price of $3.04 per share or at a price equal to the lowest selling price of common shares sold by the Company after June 30, 1998. The value of the warrants was accounted for as a financing cost and amortized over the term of the guarantees. The warrants were exercised in February and June of 2003.

The Seller Notes relate to the acquisition of related businesses and require periodic payments of principal and interest that mature on various dates through 2007. Also, certain of the notes contain minimum net worth requirements.

Maturities of long-term debt for the years after 2004 are approximately as follows (in thousands):

2005	$7,076
2006	116
2007	44
2008	—
2009 and after	350,000

7. Stockholders’ Equity

Shareholder Rights Plan

On September 17, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, rights were distributed as a dividend at the rate of one right for each share of common stock of the Company held by the shareholders of record as of the close of business on October 2, 2001. Until the occurrence of certain events, the rights are represented by and traded in tandem with the common stock. As a result of the 2-for-1 split of the Company’s common stock that was effected on December 23, 2003, under the terms of the Rights Plan, each share of common stock now represents and trades in tandem with ½ of a right. Each right will separate and entitle the shareholders to buy stock upon an

Select Medical Corporation
Notes to Consolidated Financial Statements

occurrence of certain takeover or stock accumulation events. Should any person or group (Acquiring Person) acquire beneficial ownership of 15% or more of the Company’s common stock, each whole right not held by the Acquiring Person becomes the right to purchase, at an exercise price of $104, that number of shares of the Company’s common stock that at the time of the transaction, have a market value of twice the exercise price. In addition, if after a person or group becomes an Acquiring Person the Company merges, consolidates or engages in a similar transaction in which it does not survive, each holder has a “flip-over” right to buy discounted stock in the acquiring company. Certain of our stockholders will not be and cannot become an Acquiring Person and will not be counted as affiliates or associates of any other person in determining whether such person is an Acquiring Person under the Rights Plan.

Under certain circumstances, the rights are redeemable by the Company at a price of $0.0005 per right. Further, if any person or group becomes an Acquiring Person, the Board of Directors has the option to exchange one share of common stock for each right held by any Person other than the Acquiring Person. The rights expire on September 17, 2011.

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

Class B Preferred Stock

In connection with the NovaCare acquisition in 1999, the Company sold 16,000,000 shares of Class B Preferred Stock at a price of $3.75 per share for net proceeds of $59,361,000. Each share of Class B preferred stock was convertible at any time, at the option of the stockholder, into 1.152 shares of common stock. The Class B Preferred Stock had an annual cash dividend rate of 6% per share, which accrued on a daily basis.

In connection with the Company’s initial public offering in April 10, 2001, all 16,000,000 outstanding Class B Preferred Stock automatically converted into 18,432,000 shares of common stock. The accrued dividends on the Class B Preferred Stock totaling $5.2 million were paid on May 2, 2001.

Select Medical Corporation
Notes to Consolidated Financial Statements

Common Stock

On November 11, 2003, the Company’s Board of Directors approved a 2-for-1 split of its common stock. The stock split was effected in the form of a 100% stock dividend that was paid on December 23, 2003 to shareholders of record on December 5, 2003. All common issued and outstanding share and per share information has been retroactively restated to reflect the effects of this 2-for-1 stock split.

On November 25, 2003, the Company’s Board of Directors declared a cash dividend of $0.03 per share. The dividend was paid on December 29, 2003 to the Company’s stockholders of record as of the close of business on December 5, 2003.

In connection with the debt offering as described in Note 6, the Company repaid its 10% Senior Subordinated Notes which resulted in the return to the Company of 480,096 shares of common stock that were issued to WCAS Capital Partners III, L.P. in conjunction with the November 19, 1999 10% Senior Subordinated Notes.

8. Initial Public Offering

In April of 2001, the Company completed an initial public offering of 20,700,000 shares of its common stock at an offering price of $4.75 per share before an underwriters discount of $.3325 per share. The net proceeds of the offering, after deducting expenses and underwriting discounts and commissions, of $89.2 million were used to repay senior debt under the term and revolving loan portions of the Company’s credit facility and to redeem Class A Preferred Stock. All 52,838 shares of the Class A Preferred Stock were redeemed on April 10, 2001 for $52,838,000. In addition, the Company’s Class B Preferred Stock automatically converted into 18,432,000 shares of common stock upon completion of the offering.

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

Originally under the Plan, options to acquire up to 11,520,000 shares of the stock could be granted. On February 22, 2001, the Plan was amended and restated to provide for the issuance of up to 11,520,000 shares of common stock plus any additional amount necessary to make the total shares available for issuance under the Plan equal to the sum of 11,520,000 plus 14% of the total issued and outstanding common stock in excess of 69,120,000 shares, subject to adjustment for stock splits, stock dividends and similar changes in capitalization.

On April 11, 2002, the Company’s Board of Directors adopted the Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, which was approved by the stockholders on May 13, 2002. The amended plan provides for the grant of non-qualified stock options to key employees to purchase an additional 6,000,000 shares of common stock. A substantial portion of these options are Performance Accelerated Vesting Options. The Performance Accelerated Vesting Options will vest and become exercisable on the seventh anniversary of the grant of such options, but the vesting schedule for these options will be accelerated if the Company meets or exceeds its performance-based targets of earnings per share (EPS) and return on equity (ROE). The EPS target for 2002 was $0.42 and for each subsequent year, the EPS target will be calculated by increasing the immediately preceding year’s EPS target by fifteen percent. The ROE target for 2002 was 13.5%, and for each subsequent year the ROE target shall be determined by increasing the target percentage for the immediately preceding year by .5%. Twenty percent (20%) of a grant of Performance Accelerated Vesting Options shall vest and become exercisable after the completion of each fiscal year in which the Company meets or exceeds both its earnings per share and return on equity targets. No accelerated vesting shall occur in years in which the Company fails to meet either of its targets. In addition, if the Company meets both of these targets in 2002, 2003 and 2004,

Select Medical Corporation
Notes to Consolidated Financial Statements

and the Company’s earnings per share for fiscal year 2004 is greater than or equal to $0.61, then all Performance Accelerated Vesting Options will become fully vested and immediately exercisable. Due to the Company meeting its performance-based targets of EPS and ROE in 2002 and 2003, 20% of the Performance Accelerated Vesting Options vested subsequent to December 31, 2002 and 20% vested subsequent to December 31, 2003. Total options available for grant under the Second Amended and Restated 1997 Stock Option Plan were 22,154,000 and 20,912,000 at December 31, 2003 and 2002, respectively.

Transactions and other information related to the Second Amended and Restated 1997 Stock Option Plan are as follows:

	Price		Weighted Average
	Per Share	Shares	Exercise Price

	(in thousands, except per share amounts)
Balance, December 31, 2000	$0.87 to 5.21	9,002	$3.40
Granted	4.75 to 8.53	5,110	5.67
Exercised	3.04 to 5.21	(1,404)	3.09
Forfeited	3.04 to 5.64	(192)	4.65

Balance, December 31, 2001	$0.87 to 8.53	12,516	$4.40
Granted	6.33 to 7.63	8,954	7.44
Exercised	3.04 to 5.88	(1,298)	3.16
Forfeited	3.04 to 8.53	(470)	6.07

Balance, December 31, 2002	$0.87 to 8.53	19,702	$5.82
Granted	16.50 to 6.68	7,899	15.12
Exercised	0.87 to 8.53	(6,313)	4.35
Forfeited	3.04 to 16.50	(333)	5.46

Balance, December 31, 2003	$3.04 to 16.50	20,955	$9.78

Select Medical Corporation
Notes to Consolidated Financial Statements

Additional information with respect to the outstanding options as of December 31, 2003, 2002, 2001 and 2000 for the Second Amended and Restated 1997 Stock Option Plan is as follows:

	Range of Exercise Prices

	$0.87-$5.88	$6.33-$7.53	$7.63-$10.25	$14.53-$16.50

	(in thousands except per share amounts)
Number outstanding at December 31, 2000	9,002	—	—	-
Options outstanding weighted average remaining contractual life	8.71	—	—	-
Number of exercisable	5,016	—	—	-
Number outstanding at December 31, 2001	12,306	96	114	-
Options outstanding weighted average remaining contractual life	8.39	9.85	9.66	-
Number of exercisable	6,222	—	—	-
Number outstanding at December 31, 2002	10,777	2,016	6,909	-
Options outstanding weighted average remaining contractual life	7.53	9.19	9.36	-
Number of exercisable	6,538	1,034	2,119	-
Number outstanding at December 31, 2003	4,817	2,033	6,334	7,771
Options outstanding weighted average remaining contractual life	6.88	8.22	8.36	9.70
Number of exercisable	2,297	1,253	2,597	3,550

On February 12, 2002, the Company’s Board of Directors adopted the 2002 Non-Employee Directors’ Plan, which was amended on April 11, 2002, and approved by the stockholders on May 13, 2002. Under the terms of the Non-Employee Directors’ Plan, directors who are not employees of the Company may be granted non-qualified stock options to purchase up to 500,000 shares of the Company’s common stock (such number being subject to adjustment under the terms of the plan), at a price of not less than 100% of the market price on the date the option is granted. Options expire no later than ten years after the date of grant.

Select Medical Corporation
Notes to Consolidated Financial Statements

Transactions and other information related to the 2002 Non-Employee Directors’ Plan are as follows:

	Price		Weighted Average
	Per Share	Shares	Exercise Price

	(in thousands except per share amounts)
Balance, December 31, 2001	$—	—	$—
Granted	7.02	56	7.02

Balance, December 31, 2002	7.02	56	7.02
Granted	6.68 to 14.53	78	8.69
Exercised	7.02	3	7.02

Balance, December 31, 2003	$6.68 to 14.53	131	$8.01

Additional information with respect to the outstanding options as of December 31, 2003 and 2002 for the 2002 Non-employee Directors’ Plan is as follows:

	$6.68	$7.02	$14.53

	(in thousands except per share
	amounts)
Number outstanding at December 31, 2002	—	56	—
Options outstanding weighted average remaining contractual life	—	9.12	—
Number of excercisable	—	—	—
Number outstanding at December 31, 2003	58	53	20
Options outstanding weighted average remaining contractual life	9.14	8.12	9.61
Number of excercisable	—	8	—

Select Medical Corporation
Notes to Consolidated Financial Statements

10. Income Taxes

Significant components of the Company’s tax provision for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(in thousands)
Current:
Federal	$33,307	$14,345	$5,885
State and local	6,258	3,599	2,203
Foreign	2,359	1,754	939

Total current	41,924	19,698	9,027
Deferred	6,837	8,878	(5,903)

Total income tax provision	$48,761	$28,576	$3,124

The difference between the expected income tax provision at the federal statutory rate of 35% and the income tax expense (benefit) recognized in the financial statements is as follows:

	For the Year Ended December 31,

	2003	2002	2001

Expected federal tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0	2.9	4.4
Non-deductible goodwill	—	—	4.6
Other permanent differences	1.2	0.5	0.8
Foreign taxes	0.4	0.5	0.8
Valuation allowance	—	—	(29.5)
Net operating loss usage	—	—	(10.3)
Other	—	0.4	3.7

Total	39.6%	39.3%	9.5%

Undistributed earnings of the Company’s foreign subsidiary are permanently reinvested. Accordingly, no deferred taxes have been provided on these earnings.

Select Medical Corporation
Note to Consolidated Financial Statements

A summary of deferred tax assets and liabilities is as follows:

	For the year ended December 31,

	2003	2002

	(in thousands)
Deferred tax assets (liabilities) – current
Allowance for doubtful accounts	$42,991	$31,327
Compensation and benefit related accruals	10,897	9,100
Malpractice insurance	1,246	—
Restructuring reserve	3,319	—
Other accruals, net	3,246	(268)

Net deferred tax asset – current	61,699	40,159

Deferred tax assets (liabilities) – non current
Expenses not currently deductible for tax	1,079	—
Net operating loss carry forwards	9,624	7,086
Depreciation and amortization	420	3,737

Net deferred tax asset – non current	11,123	10,823

Net deferred tax asset before valuation allowance	72,822	50,982
Valuation allowance	(4,520)	(2,862)

	$68,302	$48,120

Prior to 2001, the Company had historically provided a valuation allowance for substantially all of its deferred tax assets as a result of the Company’s limited operating history and the cumulative losses incurred in prior years. In 2001, management concluded that it was more likely than not that those deferred tax items would be realized, due to the cumulative profitable operations over the past three years. The reversal of those valuation allowances in the fourth quarter of 2001 resulted in a reduction in the tax provision of $9.7 million and a reduction in goodwill of $18.5 million. The reduction in goodwill relates to those deferred tax assets originating through acquisitions.

Net operating loss carry forwards expire as follows (in thousands):

2004	$97
2005	97
2006	—
2007	—
Thereafter through 2019	$4,400

As a result of the acquisition of American Transitional Hospitals, Inc. and Kessler Rehabilitation Corporation, the Company is subject to the provisions of Section 382 of

Select Medical Corporation
Note to Consolidated Financial Statements

the Internal Revenue Code which provide for annual limitations on the deductibility of acquired net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. Additionally, if certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.

11. Loss on early retirement of debt

As a result of the initial public offering of stock in April 2001 and the issuance of $175 million of 9½% Senior Subordinated Notes in June 2001, the Company repaid $75 million of the U.S. term loan and all $90 million of the 10% Senior Subordinated Notes. The loss on early retirement of debt item consists of $1.3 million of unamortized deferred financing costs related to the repayment of the U.S. term loan and $12.9 million of deferred financing costs and unamortized discount related to the repayment of our 10% Senior Subordinated Notes.

In 2003, the Company adopted SFAS 145 and reclassified the 2001 loss on early retirement of debt, which was previously recorded as an extraordinary item, net of tax, to the other income and expense category in the consolidated statement of operations. The tax benefit of $5.5 million recorded in 2001 was reclassified to income tax expense.

12. Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 15% of their salary. The Company matches 50% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $4,893,000, $4,922,000 and $4,617,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

A subsidiary of the Company sponsored a defined contribution savings plan for substantially all eligible employees who have reached 21 years of age and have completed one year of service. Employees may elect to defer up to 15% of their salary. The subsidiary matches 50% of the first 4% of compensation employees contribute to the plan. The employees vest in the employer contributions over a five-year period beginning on the employee’s hire date. The expense incurred by the subsidiary related to this plan was $118,000 for the four months ended December 31, 2003.

Select Medical Corporation
Notes to Consolidated Financial Statements

13. Segment Information

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company’s results of operations or financial position.

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, loss on early retirement of debt, equity in earnings from joint ventures and minority interest.

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2003

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)
Net revenue	$853,668	$529,262	$13,843	$1,396,773
Adjusted EBITDA	146,367	74,988	(36,184)	185,171
Total assets	512,956	365,534	200,508	1,078,998
Capital expenditures	22,559	8,514	4,779	35,852

	Year Ended December 31, 2002

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)
Net revenue	$625,238	$485,101	$16,220	$1,126,559
Adjusted EBITDA	70,891	81,136	(24,748)	127,279
Total assets	332,737	326,763	79,559	739,059
Capital expenditures	28,791	12,637	1,755	43,183

Select Medical Corporation
Notes to Consolidated Financial Statements

	Year Ended December 31, 2001

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)
Net revenue	$503,021	$440,791	$15,144	$958,956
Adjusted EBITDA	57,556	76,127	(21,665)	112,018
Total assets	303,910	318,224	28,711	650,845
Capital expenditures	13,452	8,800	1,759	24,011

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Year Ended December 31,

	2003	2002	2001

	(in thousands)
Net income	$74,471	$44,231	$29,681
Income tax expense	48,761	28,576	3,124
Minority interest	2,402	2,022	3,491
Interest expense	26,340	27,210	29,716
Interest income	(936)	(596)	(507)
Equity in earnings from joint ventures	(824)	—	—
Loss on early retirement of debt	—	—	14,223
Depreciation and amortization	34,957	25,836	32,290

Adjusted EBITDA	$185,171	$127,279	$112,018

Select Medical Corporation
Notes to Consolidated Financial Statements

14.	Net Income per Share

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

	December 31,

	2003	2002	2001

	(in thousands except per share amounts)
Numerator:
Net income	$74,471	$44,231	$29,681
Less: Preferred stock dividends	—	—	2,513

Numerator for basic earnings per share-income available to common stockholders	74,471	44,231	27,168
Effect of dilutive securities:
Class B Preferred stock dividends	—	—	1,067

Numerator for diluted earnings per share - Income available to common Stockholders after assumed conversions	$74,471	$44,231	$28,235

Denominator:
Denominator for basic earnings per share-weighted average shares	97,452	92,928	79,915
Effect of dilutive securities:
a) Stock options	5,853	3,178	3,818
b) Warrants	686	2,150	2,146
c) Convertible preferred stock	—	—	5,050

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	103,991	98,256	90,929

Basic earnings per common share:	$0.76	$0.48	$0.34
Diluted Earnings per common share	$0.72	$0.45	$0.31

The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive (in thousands):

	2003	2002	2001

a) Stock options	2,336	7,398	200

Select Medical Corporation
Notes to Consolidated Financial Statements

15.	Fair Value of Financial Instruments

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

The fair market value of this swap recorded was a liability of $0.3 million as of December 31, 2002. The interest rate swap has been designated as a hedge and qualified under the provision of SFAS No. 133 as an effective hedge under the short-cut method. Accordingly, the change in the fair value for the year ended December 31, 2002 was recorded in other comprehensive income.

Borrowings under the credit facility which are not subject to the swap have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.

The 9½ % Senior Subordinated Notes and the 7½ % Senior Subordinated Notes, which were issued and sold on June 11, 2001 and August 12, 2003, respectively, are traded in public markets. The carrying value for both the 9½ % Senior Subordinated Notes and the 7½ % Senior Subordinated Notes was $175.0 million at December 2003 and 2002. The estimated fair value of the 9½ % Senior Subordinated Notes was $192.1 million and $181.1 million at December 31, 2003 and 2002, respectively. The estimated fair value of the 7½ % Senior Subordinated Notes was $185.5 million at December 31, 2003.

Select Medical Corporation
Notes to Consolidated Financial Statements

16.	Related Party Transactions

The Company is party to various rental and other agreements with companies owned by a related party affiliated through common ownership or management. The Company made rental and other payments aggregating $1,525,000, $1,434,000, and $1,186,000 during the years ended December 31, 2003, 2002 and 2001, respectively, to the affiliated companies.

As of December 31, 2003, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2004	$1,584
2005	1,644
2006	1,706
2007	1,770
2008	1,780
Thereafter	10,955

$19,439

In September 2002, the Company acquired Select Air II Corporation for consideration of $2,456,000 and in November 2002, the Company acquired Select Transport, Inc. for consideration of $1,007,850 , in each case from a related party.

As further discussed in Note 6, the Company issued 3,746,000 warrants to purchase common stock to certain of its principal stockholders in connection with guarantees of previous credit agreements. These warrants were exercised in February and June of 2003.

17.	Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2003 are approximately as follows (in thousands):

2004	$71,842
2005	57,183
2006	41,383
2007	25,937
2008	14,835
Thereafter	22,248

$233,428

Select Medical Corporation
Notes to Consolidated Financial Statements

Total rent expense for operating leases for the years ended December 31 2003, 2002 and 2001 was approximately $95,188,000, $85,215,000 and $75,621,000 respectively.

Patient Care Obligation

The Company acquired a long-term obligation to care for an indigent, ventilator dependent, quadriplegic individual through its acquisition of Kessler Rehabilitation Corporation. The Company has utilized actuarial methods in estimating and recording its liability for the care of this individual. Changes in variables utilized in estimating this liability such as life expectancy, level of medical care and medical care costs can have a significant effect on the estimated liability. The Company monitors these variables and makes periodic adjustments to the estimated liability as appropriate. The estimated cost for this individual’s care at December 31, 2003 is $3.6 million.

Other

In March 2000, the Company entered into three-year employment agreements with three of its executive officers. Under these agreements, the three executive officers will receive a combined total annual salary of $2,100,000 subject to adjustment by the Company’s Board of Directors. At the end of each 12-month period beginning March 1, 2000, the term of each employment agreement automatically extends for an additional year unless one of the executives or the Company gives written notice to the other not less than three months prior to the end of that 12-month period that they do not want the term of the employment agreement to continue.

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement for a sports complex. The naming, promotional and sponsorship agreement is in effect until 2026. The subsidiary is required to make payments in accordance with the contract terms over 25 years ranging from $1,400,000 to $1,963,000 per year and provide physical therapy and training services.

Litigation

In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately ten unsettled cases in eight states from the policy years covered by PHICO issued policies. The Liquidation Order referred these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per

Select Medical Corporation
Notes to Consolidated Financial Statements

insured claim, depending upon the state. Some states also have catastrophic loss funds to cover losses in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

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

18.	Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2003, 2002 and 2001:

Description of Transaction	2003	2002	2001

	(in thousands)
Acquisitions paid for in stock (Note 2)	—	—	$4,973
Notes issued with acquisitions (Note 2)	$316	$1,864	4,100
Liabilities assumed with acquisitions (Note 2)	36,513	345	2,357
Preferred stock dividends (Note 7)	—	—	2,513
Tax benefit of stock option exercises	$25,059	$2,239	$2,513

19.	Subsequent Events

On February 23, 2004, the Company’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. The program will remain in effect until August 31, 2005, unless extended by the Board of Directors. The extent to which the Company repurchases its shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. The repurchased shares will be immediately retired.

Select Medical Corporation
Notes to Consolidated Financial Statements

On February 11, 2004, the Company’s Board of Directors declared a cash dividend of $0.03 per share. The dividend will be payable on or about March 19, 2004 to the Company’s stockholders of record as of the close of business on February 27, 2004.

20.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. All Subsidiary Guarantors were wholly-owned as of the date of the registration of the debt offerings as described in Note 6.

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

The following table sets forth the Non-Guarantor Subsidiaries at December 31, 2003:

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
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.
U.S. Regional Occupational Health II, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2003

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$101,989	$60,878	$2,640	$—		$165,507
Accounts receivable, net	32	203,438	26,701	—		230,171
Current deferred tax asset	12,900	46,783	2,016	—		61,699
Other current assets	4,173	14,306	9,210	—		27,689

Total Current Assets	119,094	325,405	40,567	—		485,066
Property and equipment, net	8,232	148,336	18,334	—		174,902
Investment in affiliates	393,552	59,582	—	(453,134	)(a)	—
Goodwill	5,854	252,379	48,018	—		306,251
Trademark	—	58,875	—	—		58,875
Other intangibles	—	22,876	—	—		22,876
Non-current deferred tax asset	1,951	5,634	(982)	—		6,603
Other assets	13,725	9,756	944	—		24,425

Total Assets	$542,408	$882,843	$106,881	$(453,134)		$1,078,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$11,427	$—	$—	$—		$11,427
Current portion of long-term debt and notes payable	460	9,264	543	—		10,267
Accounts payable	8,459	44,185	6,925	—		59,569
Intercompany accounts	(14,028)	13,725	303	—		—
Accrued payroll	1,112	52,009	139	—		53,260
Accrued vacation	2,277	17,701	1551	—		21,529
Accrued restructuring	—	10,375	—	—		10,375
Accrued other	27,306	47,826	3,176	—		78,308
Due to third party payors	1,657	52,647	(2,353)	—		51,951

Total Current Liabilities	38,670	247,732	10,284	—		296,686
Long-term debt, net of current portion	84,563	237,185	35,488	—		357,236

Total liabilities	123,233	484,917	45,772	—		653,922
Minority interest in consolidated subsidiary companies	—	362	5,539	—		5,901
Stockholders’ Equity:
Common stock	1,022	—	—	—		1,022
Capital in excess of par	291,519	—	—	—		291,519
Retained earnings	121,560	110,322	26,584	(136,906	)(b)	121,560
Subsidiary investment	—	287,242	28,986	(316,228	)(a)	—
Accumulated other comprehensive income	5,074	—	—	—		5,074

Total Stockholders’ Equity	419,175	397,564	55,570	(453,134)		419,175

Total Liabilities and Stockholders’ Equity	$542,408	$882,843	$106,881	$(453,134)		$1,078,998

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2003

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Net operating revenues	$8,689	$1,176,009	$212,075	$—		$1,396,773

Costs and expenses:
Cost of services	—	934,666	181,091	—		1,115,757
General and administrative	40,525	3,892	—	—		44,417
Bad debt expense	—	40,663	10,765	—		51,428
Depreciation and amortization	2,354	28,411	4,192	—		34,957

Total costs and expenses	42,879	1,007,632	196,048	—		1,246,559

Income (loss) from operations	(34,190)	168,377	16,027	—		150,214
Other income and expense:
Intercompany interest and royalty fees	25,015	(25,033)	18			—
Intercompany management fees	(125,527)	122,929	2,598			—
Equity in earnings from joint ventures	—	(824)	—			(824)
Interest income	(554)	(379)	(3)	—		(936)
Interest expense	7,861	14,286	4,193	—		26,340

Income before minority interests and income taxes	59,015	57,398	9,221	—		125,634
Minority interest in consolidated subsidiary companies	—	231	2,171	—		2,402

Income before income taxes	59,015	57,167	7,050	—		123,232
Income tax expense	24,962	20,309	3,490			48,761
Equity in earnings of subsidiaries	40,418	(53)	—	(40,365	)(a)	—

Net income	$74,471	$36,805	$3,560	$(40,365)		$74,471

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2003

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Operating activities
Net income	$74,471	$36,805	$3,560	$(40,365	) (a)	$74,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,354	28,411	4,192	—		34,957
Provision for bad debts	—	40,663	10,765	—		51,428
Deferred taxes	(2)	6,878	(39)	—		6,837
Minority interests	—	231	2,171	—		2,402
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(40,418)	53	—	40,365	(a)	—
Intercompany	(12,056)	16,424	(4,368)	—		—
Accounts receivable	(317)	9,712	(557)	—		8,838
Other current assets	(6,301)	463	791	—		(5,047)
Other assets	(1,790)	6,591	97	—		4,898
Accounts payable	5,922	10,341	1,236	—		17,499
Due to third-party payors	13,293	5,797	2,138	—		21,228
Accrued expenses	9,339	7,232	2,766	—		19,337
Income taxes	12,606	—	(3,206)	—		9,400

Net cash provided by operating activities	57,101	169,601	19,546	—		246,248

Investing activities
Purchases of property and equipment, net	(4,690)	(27,353)	(3,809)	—		(35,852)
Proceeds from disposal of assets	2,400	195	—	—		2,595
Earnout payments	—	(464)	—	—		(464)
Acquisition of businesses, net of cash acquired	—	(227,541)	(190)	—		(227,731)

Net cash used in investing activities	(2,290)	(255,163)	(3,999)	—		(261,452)

Financing activities
Intercompany debt reallocation	(111,696)	121,961	(10,265)	—		—
Issuance of 7.5% Senior Subordinated Notes	175,000	—	—	—		175,000
Payment of deferred financing costs	(5,922)	—	—	—		(5,922)
Net repayments on credit facility debt	(61,657)	—	(3,970)	—		(65,627)
Principal payments on seller and other debt	(110)	(3,543)	(68)	—		(3,721)
Proceeds from issuance of common stock	28,613	—	—	—		28,613
Payment of common stock dividends	(3,066)	—	—	—		(3,066)
Repayment of bank overdrafts	307	—	—	—		307
Distributions to minority interests	—	—	(1,266)	—		(1,266)

Net cash used in financing activities	21,469	118,418	(15,569)	—		124,318

Effect of exchange rate changes on cash and cash equivalents	331	—	—	—		331

Net decrease in cash and cash equivalents	76,611	32,856	(22)	—		109,445
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$101,989	$60,878	$2,640	$—		$165,507

(a) Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2002

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$25,378	$28,022	$2,662	$—		$56,062
Accounts receivable, net	(285)	196,481	36,909	—		233,105
Current deferred tax asset	7,192	29,830	3,103	—		40,125
Other current assets	2,888	11,620	3,093	—		17,601

Total Current Assets	35,173	265,953	45,767	—		346,893
Property and equipment, net	6,293	87,162	21,252	—		114,707
Investment in affiliates	333,922	59,467	—	(393,389	) (a)	—
Goodwill	5,854	147,935	43,098	—		196,887
Trademark	—	37,875	—	—		37,875
Other intangibles	—	948	8,021	—		8,969
Non-current deferred tax asset	(537)	2,723	5,809	—		7,995
Other assets	11,935	12,757	1,041	—		25,733

Total Assets	$392,640	$614,820	$124,988	$(393,389)		$739,059

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$11,121	$—	$—	$—		$11,121
Current portion of long-term debt and notes payable	570	28,437	463	—		29,470
Accounts payable	2,537	30,364	5,689	—		38,590
Intercompany accounts	(13,900)	5,009	8,891	—		—
Accrued payroll	793	34,029	69	—		34,891
Accrued vacation	2,762	10,943	1,490	—		15,195
Accrued restructuring	—	800	—	—		800
Accrued other	17,801	17,964	541	—		36,306
Income taxes	13,258	14,164	(3,700)	—		23,722
Due to third party payors	(11,636)	42,304	(4,491)	—		26,177

Total Current Liabilities	23,306	184,014	8,952	—		216,272
Long-term debt, net of current portion	82,916	99,919	47,912	—		230,747

Total liabilities	106,222	283,933	56,864	—		447,019
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	254	5,368	—		5,622
Stockholders’ Equity:
Common stock	934	—	—	—		934
Capital in excess of par	235,716	—	—	—		235,716
Retained earnings	50,155	73,517	23,024	(96,541	) (b)	50,155
Subsidiary investment	—	257,116	39,732	(296,848	) (a)	—
Accumulated other comprehensive loss	(387)	—	—	—		(387)

Total Stockholders’ Equity	286,418	330,633	62,756	(393,389)		286,418

Total Liabilities and Stockholders’ Equity	$392,640	$614,820	$124,988	$(393,389)		$739,059

(a) Elimination of investments in subsidiaries.

(b) Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2002

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Net operating revenues	$14,902	$918,376	$193,281	$—		$1,126,559

Costs and expenses:
Cost of services	—	761,361	161,192	—		922,553
General and administrative	39,409	—	—	—		39,409
Bad debt expense	—	31,946	5,372	—		37,318
Depreciation and amortization	1,709	18,805	5,322	—		25,836

Total costs and expenses	41,118	812,112	171,886	—		1,025,116

Income (loss) from operations	(26,216)	106,264	21,395	—		101,443
Other income and expense:
Intercompany interest and royalty fees	22,219	(22,697)	478	—		—
Intercompany management fees	(52,395)	49,441	2,954	—		—
Interest income	(445)	(150)	(1)	—		(596)
Interest expense	7,982	14,477	4,751	—		27,210

Income (loss) before minority interests and income taxes	(3,577)	65,193	13,213	—		74,829
Minority interest in consolidated subsidiary companies	—	74	1,948	—		2,022

Income (loss) before income taxes	(3,577)	65,119	11,265	—		72,807
Income tax expense	445	25,628	2,503	—		28,576
Equity in earnings of subsidiaries	48,253	6,239	—	(54,492	)(a)	—

Net income	$44,231	$45,730	$8,762	$(54,492)		$44,231

(a) Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2002

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Operating activities
Net income	$44,231	$45,730	$8,762	$(54,492	)(a)	$44,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,709	18,805	5,322	—		25,836
Provision for bad debts	—	31,946	5,372	—		37,318
Deferred taxes	(890)	9,966	(198)	—		8,878
Minority interests	—	74	1,948	—		2,022
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(48,253)	(6,239)	—	54,492	(a)	—
Intercompany	(34,226)	35,562	(1,336)	—		—
Accounts receivable	(206)	(44,503)	(9,184)	—		(53,893)
Other current assets	(924)	916	(379)	—		(387)
Other assets	559	1,318	794	—		2,671
Accounts payable	(553)	3,321	1,119	—		3,887
Due to third-party payors	17,815	(3,373)	(1,463)	—		12,979
Accrued expenses	5,810	17,375	(729)	—		22,456
Income taxes	16,250	—	(1,436)	—		14,814

Net cash provided by (used in) operating activities	1,322	110,898	8,592	—		120,812

Investing activities
Purchases of property and equipment, net	(1,722)	(35,643)	(5,818)	—		(43,183)
Earnout payments	—	(928)	—	—		(928)
Acquisition of businesses, net of cash acquired	—	(6,573)	(3,364)	—		(9,937)

Net cash used in investing activities	(1,722)	(43,144)	(9,182)	—		(54,048)

Financing activities
Intercompany debt reallocation	36,312	(42,134)	5,822	—		—
Net repayments on credit facility debt	(19,703)	—	(2,969)	—		(22,672)
Principal payments on seller and other debt	(480)	(5,684)	(9)	—		(6,173)
Proceeds from issuance of common stock	4,101	—	—	—		4,101
Proceeds from bank overdrafts	5,038	—	—	—		5,038
Payment of deferred financing costs	(67)	—	—	—		(67)
Distributions to minority interests	—	—	(1,650)	—		(1,650)

Net cash provided by (used in) financing activities	25,201	(47,818)	1,194	—		(21,423)

Effect of exchange rate changes on cash and cash equivalents	18	—	—	—		18

Net increase in cash and cash equivalents	24,819	19,936	604	—		45,359
Cash and cash equivalents at beginning of period	559	8,086	2,058	—		10,703

Cash and cash equivalents at end of period	$25,378	$28,022	$2,662	$—		$56,062

(a) Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2001

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Net operating revenues	$14,300	$774,206	$170,450	$—		$958,956

Costs and expenses:
Cost of services	—	637,681	138,614	—		776,295
General and administrative	35,630	—	—	—		35,630
Bad debt expense	—	30,356	4,657	—		35,013
Depreciation and amortization	1,764	25,383	5,143	—		32,290

Total costs and expenses	37,394	693,420	148,414	—		879,228

Income (loss) from operations	(23,094)	80,786	22,036	—		79,728
Other income and expense:
Intercompany interest and royalty fees	13,596	(14,180)	584	—		—
Intercompany management fees	(58,597)	56,043	2,554	—		—
Loss on early retirement of debt	14,223	—	—	—		14,223
Interest income	(401)	(102)	(4)	—		(507)
Interest expense	7,223	17,478	5,015	—		29,716

Income before minority interests and income taxes	862	21,547	13,887	—		36,296
Minority interest in consolidated subsidiary companies	—	578	2,913	—		3,491

Income before income taxes	862	20,969	10,974	—		32,805
Income tax expense (benefit)	6,091	(3,906)	939	—		3,124
Equity in earnings of subsidiaries	34,910	8,242	—	(43,152	) (a)	—

Net income	$29,681	$33,117	$10,035	$(43,152)		$29,681

(a) Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2001

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated

	(in thousands)
Operating activities
Net income	$29,681	$33,117	$10,035	$(43,152	) (a)	$29,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,764	25,383	5,143	—		32,290
Provision for bad debts	—	30,356	4,657	—		35,013
Loss on early retirement of debt	14,223	—	—	—		14,223
Minority interests	—	578	2,913	—		3,491
Deferred income taxes	2,461	(8,364)	—	—		(5,903)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(34,910)	(8,242)	—	43,152	(a)	—
Intercompany	(2,941)	(7,145)	10,086	—		—
Accounts receivable	191	(39,401)	(10,222)	—		(49,432)
Other current assets	(7,035)	7,530	(951)	—		(456)
Other assets	(1,633)	3,296	(610)	—		1,053
Accounts payable	743	3,307	665	—		4,715
Due to third-party payors	(13,681)	27,046	1,381	—		14,746
Accrued expenses	7,170	7,218	(365)	—		14,023
Income taxes	3,747	—	(1,421)	—		2,326

Net cash provided by operating activities	(220)	74,679	21,311	—		95,770

Investing activities
Purchases of property and equipment, net	(1,682)	(19,101)	(3,228)	—		(24,011)
Proceeds from disposal of assets	—	808	—	—		808
Earnout payments	—	(5,660)	—	—		(5,660)
Acquisition of businesses, net of cash acquired	—	(22,253)	(10,831)	—		(33,084)

Net cash used in investing activities	(1,682)	(46,206)	(14,059)	—		(61,947)

Financing activities
Intercompany debt reallocation	(1,078)	2,868	(1,790)	—		—
Issuance of 9.5% Senior Subordinated Notes	175,000	—	—	—		175,000
Net repayments on credit facility debt	(97,640)	—	(680)	—		(98,320)
Repayment of 10% Senior Subordinated Notes	(90,000)	—	—	—		(90,000)
Payment of deferred financing costs	(4,681)	—	—	—		(4,681)
Principal payments on seller and other debt	(5,033)	(13,652)	(345)	—		(19,030)
Proceeds from initial public offering, net of fees	89,181	—	—	—		89,181
Redemption of Class A Preferred Stock	(52,838)	—	—	—		(52,838)
Payment of Class A and Class B Preferred Stock dividends	(19,248)	—	—	—		(19,248)
Proceeds from issuance of common stock	4,334	—	—	—		4,334
Proceeds from (repayment of) bank overdrafts	4,571	(9,938)	(2,768)	—		(8,135)
Distributions to minority interests	—	(680)	(1,747)	—		(2,427)

Net cash used in financing activities	2,568	(21,402)	(7,330)	—		(26,164)

Effect of exchange rate changes on cash and cash equivalents	(107)	—	—	—		(107)

Net increase (decrease) in cash and cash equivalents	559	7,071	(78)	—		7,552
Cash and cash equivalents at beginning of period	—	1,015	2,136	—		3,151

Cash and cash equivalents at end of period	$559	$8,086	$2,058	$—		$10,703

(a) Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Notes to Consolidated Financial Statements

21. Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2003
Net revenues	$312,307	$326,218	$353,475	$404,773
Income from operations	30,838	36,847	36,935	45,594
Net income	14,454	18,631	18,613	22,773
Net income per common share:
Basic:
Income per common share	$0.15	$0.20	$0.19	$0.22
Diluted:
Income per common share	$0.15	$0.18	$0.18	$0.21

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year ended December 31, 2002
Net revenues	$271,920	$280,272	$278,983	$295,384
Income from operations	24,030	28,006	22,483	26,924
Net income	10,176	12,601	9,355	12,099
Net income per common share:
Basic:
Income per common share	$0.11	$0.14	$0.10	$0.13
Diluted:
Income per common share	$0.11	$0.13	$0.10	$0.12

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and Stockholders
Of Select Medical Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 2, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
March 2, 2004

SCHEDULE II-

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Cost and			at End
Description	of Year	Expenses	Acquisitions(A)	Deductions(B)	of Year

Year ended December 31, 2003 allowance for doubtful accounts	$79,815	$51,428	$30,466	$(50,192)	$111,517

Year ended December 31, 2002 allowance for doubtful accounts	$79,889	$37,318	$1,225	$(38,617)	$79,815

Year ended December 31, 2001 allowance for doubtful accounts	$75,517	$35,013	$1,214	$(31,855)	$79,889

Year ended December 31, 2003 income tax valuation allowance	$2,862	$—	$1,658	$—	$4,520

Year ended December 31, 2002 income tax valuation allowance	$2,862	$—	$—	$—	$2,862

Year ended December 31, 2001 income tax valuation allowance	$35,196	$(9,670)	$—	$(22,664)	$2,862

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent writeoffs against the reserve. Income tax valuation allowance deductions primarily represent the reversal of valuation allowances because the Company believes certain deferred tax items will be realized.

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

Signature	Title	Date
/s/ Rocco A. Ortenzio Rocco A. Ortenzio	Director and Executive Chairman	March 12, 2004
/s/ Robert A. Ortenzio Robert A. Ortenzio	Director, Chief Executive Officer and President (principal executive officer)	March 12, 2004
/s/ Martin F. Jackson Martin F. Jackson	Chief Financial Officer (principal financial officer)	March 12, 2004
/s/ Scott A. Romberger Scott A. Romberger	Chief Accounting Officer (principal accounting officer)	March 12, 2004
/s/ Russell L. Carson Russell L. Carson	Director	March 12, 2004
/s/ David S. Chernow David S. Chernow	Director	March 12, 2004
/s/ Bryan C. Cressey Bryan C. Cressey	Director	March 12, 2004
/s/ James E. Dalton, Jr. James E. Dalton, Jr.	Director	March 12, 2004
/s/ Meyer Feldberg Meyer Feldberg	Director	March 12, 2004
/s/ Thomas A. Scully Thomas A. Scully	Director	March 12, 2004
/s/ Leopold Swergold Leopold Swergold	Director	March 12, 2004
/s/ LeRoy S. Zimmerman LeRoy S. Zimmerman	Director	March 12, 2004

EXHIBIT INDEX

Exhibit
Number	Document
2.1	Stock Purchase Agreement dated as of June 30, 2003, by and among Kessler Rehabilitation Corporation, the Henry H. Kessler Foundation, Inc. and Select Medical Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

2.2	Letter Agreement dated as of August 29, 2003, by and among Kessler Rehabilitation Corporation, Henry H. Kessler Foundation, Inc. and Select Medical Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed September 10, 2003.

2.3	Agreement and Plan of Merger dated as of September 2, 2003, between Select Medical Corporation and Select Medical Escrow, Inc., incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

3.1	Form of Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.3	Amendment No. 1 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

3.4	Amendment No. 2 to Amended and Restated Bylaws, incorporated by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

4.1	Indenture governing 9½% Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4.2	Form of 9½% Senior Subordinated Notes due 2009 (included in Exhibit 4.1).

4.3	Exchange and Registration Rights Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

Exhibit
Number	Document
4.4	Indenture governing 7½% Senior Subordinated Notes due 2013 among Select Medical Escrow, Inc. and U.S. Bank Trust National Association, dated as of August 12, 2003, incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.5	Form of 7½% Senior Subordinated Notes due 2013 (included in Exhibit 4.4).

4.6	Exchange and Registration Rights Agreement, dated as of August 12, 2003 by and among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc., and Jefferies & Company, Inc., incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.7	Supplemental Indenture dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

4.8	Assumption Agreement dated as of September 2, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.1	Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.2	Amendment No. 1 dated as of December 15, 1998 to Registration Agreement dated as of February 5, 1997 by and among Select Medical Corporation; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.3	Amendment No. 2 dated as of November 19, 1999 to Registration Agreement dated as of February 5, 1997 by and among Select Medical; Golder, Thoma, Cressey, Rauner Fund V, L.P.; Welsh, Carson, Anderson & Stowe VII, L.P., Rocco A. Ortenzio and Robert A. Ortenzio, incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.4	Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.5	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.6	Other Senior Management Agreement dated as of June 2, 1997 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.7	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.8	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.9	Employment Agreement dated as of December 21, 1999 between RehabClinics, Inc. and Edward R. Miersch, incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.10	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.11	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.12	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.13	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.14	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.15	Split Dollar Agreement dated as of October 6, 2000 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.16	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.17	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.18	Other Senior Management Agreement dated as of March 28, 1997 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.19	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.20	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.21	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.22	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.23	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.24	Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.25	First Amendment dated as of December 8, 1997 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.29 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.26	Second Amendment dated as of January 28, 2000 to Equipment Lease Agreement dated as of April 1, 1997 between Select Medical Corporation and Select Capital Corporation, incorporated by reference to Exhibit 10.30 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.27	Amended and Restated 1997 Stock Option Plan, amended and restated February 22, 2001, incorporated by reference to Exhibit 10.31 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.28	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.29	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.30	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco Ortenzio, incorporated by reference to Exhibit 10.35 of the Company’s Registration Statement on Form S-1 (Reg. No. 333- 48856).

10.31	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.32	Cost Sharing Agreement, dated December 11, 2000, among Select Transport, Inc., Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.39 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.33	Amended and Restated Deferred Compensation Agreement dated January 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.40 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.34	First Amendment dated December 28, 2000 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.45 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.35	Second Amendment dated January 18, 2001 to the Amended Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.46 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.36	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.37	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.38	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.39	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Edward R. Miersch, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.40	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.41	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10.42	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10.43	Third Amendment dated May 31, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, The Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.49 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.44	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.45	First Amendment to Cost Sharing Agreement dated as of April 1, 2001 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.51 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.46	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.47	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.48	Purchase Agreement, dated June 11, 2001 by and among Select Medical Corporation, the Subsidiary Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, CIBC World Markets Corp. and First Union Securities, Inc, incorporated by reference to Exhibit 10.54 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10.49	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.50	Amendment No. 3 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.51	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document
10.52	Rights Agreement dated as of September 17, 2001, between Select Medical Corporation and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 1.1 of the Company’s Registration Statement on Form 8-A filed October 1, 2001 (SEC File No. 000-32499).

10.53	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.54	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.55	Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.56	Amendment dated as of February 23, 2001 to Change of Control Agreement dated as of March 1, 2000 between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.57	Fourth Amendment dated October 5, 2001 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.58	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.59	Consulting Agreement between LeRoy S. Zimmerman and Select Medical Corporation dated as of January 1, 2002, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.60	Second Amendment to Cost Sharing Agreement dated as of February 12, 2002 by and among Select Medical Corporation, Select Transport Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.61	Select Medical Corporation Amended and Restated 2002 Non-Employee Directors’ Plan incorporated by reference to Appendix B of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

Exhibit
Number	Document
10.62	Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan, incorporated by reference to Appendix C of the Company’s Proxy Statement filed on Schedule 14A on April 19, 2002.

10.63	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.64	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, data as of February 26, 2002, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.65	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 .

10.66	Amended and Restated Cost Sharing Agreement dated as of August 16, 2002 by and among Select Medical Corporation, Select Transport, Inc. and Select Air II Corporation, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.67	Stock Purchase Agreement dated as of September 16, 2002 by and among Rocco A. Ortenzio, Robert A. Ortenzio, Select Medical Corporation and Select Air II Corporation, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.68	Mutual Termination of Consulting Agreement dated as of September 26, 2002 between Select Medical Corporation and LeRoy S. Zimmerman, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.69	Stock Purchase Agreement dated as of November 20, 2002 by and among Rocco A. Ortenzio, Select Medical Corporation and Select Transport, Inc., incorporated by reference to Exhibit 10.72 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.70	Waiver dated as of March 18, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, the lenders party thereto, JP Morgan Chase Bank, J.P. Morgan Bank Canada, Banc of America Securities, LLC and CIBC, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.71	Fifth Amendment dated as of July 29, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, The Chase Manhattan Bank, the Chase Manhattan Bank of Canada, Banc of America Securities, LLC and CIBC Inc., incorporated by reference to Exhibit 10.74 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

Exhibit
Number	Document
10.72	Purchase Agreement dated as of July 29, 2003 among Select Medical Escrow, Inc., Select Medical Corporation, the Company Guarantors named therein, J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Inc., Wachovia Capital Markets, LLC, SG Cowen Securities Corporation, CIBC World Markets Corp., Fleet Securities, Inc., and Jefferies & Company, Inc., incorporated by reference to Exhibit 10.75 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.73	Escrow Agreement dated as of August 12, 2003 among Select Medical Corporation, Select Medical Escrow, Inc., and U.S. Bank Trust National Association, as escrow agent and trustee, incorporated by reference to Exhibit 10.76 of the Company’s Registration Statement on Form S-4 (Reg. No. 333-109776).

10.74	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates.

10.75	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates II.

10.76	Sixth Amendment dated as of November 25, 2003 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, JPMorgan Chase Bank, JPMorgan Chase Bank, Toronto Branch, Banc of America Securities, LLC and CIBC Inc.

10.77	Termination of Collateral Assignment Split Dollar Agreement dated December 10, 2003 between Select Medical Corporation, Michael E. Salerno and Rocco A. Ortenzio.

10.78	Mutual Termination of Deferred Compensation Agreement dated December 22, 2003, by and between Select Medical Corporation and Rocco A. Ortenzio.

12.1	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Select Medical Corporation.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.