Form 10-Q
period 2004-03-31
SELECT MEDICAL CORP
filed 2004-05-10
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the
Period From_____________ to__________.

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

YES  ☒       NO  ☐

     As of April 30, 2004, the number of outstanding shares of the Registrant’s Common Stock was 102,940,660.

PART I            FINANCIAL INFORMATION

ITEM 1.             CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Corporation

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$210,784	$165,507
Accounts receivable, net of allowance for doubtful accounts of $115,922 and $111,517 in 2004 and 2003, respectively	225,715	230,171
Current deferred tax asset	61,711	61,699
Other current assets	27,268	27,689

Total Current Assets	525,478	485,066
Property and equipment, net	172,773	174,902
Goodwill	308,310	306,251
Trademark	58,875	58,875
Other intangible assets	22,000	22,876
Non-current deferred tax asset	5,878	6,603
Other assets	23,672	24,425

Total Assets	$1,116,986	$1,078,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$7,858	$11,427
Current portion of long-term debt and notes payable	9,279	10,267
Accounts payable	48,461	59,569
Accrued payroll	49,457	53,260
Accrued vacation	22,217	21,529
Accrued restructuring	9,512	10,375
Accrued other	79,318	78,308
Income taxes payable	9,426	—
Due to third party payors	79,072	51,951

Total Current Liabilities	314,600	296,686
Long-term debt, net of current portion	355,465	357,236

Total Liabilities	670,065	653,922
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	6,161	5,901
Stockholders’ Equity:
Common stock - $.01 par value: Authorized shares - 200,000,000, Issued shares - 102,611,000 and 102,219,000 in 2004 and 2003, respectively	1,025	1,022
Capital in excess of par	288,108	291,519
Retained earnings	148,017	121,560
Accumulated other comprehensive income	3,610	5,074

Total Stockholders’ Equity	440,760	419,175

Total Liabilities and Stockholders’ Equity	$1,116,986	$1,078,998

See accompanying notes.

Select Medical Corporation

Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended
	March 31,
	2004	2003
Net operating revenues	$421,993	$312,307

Costs and expenses:
Cost of services	328,690	252,269
General and administrative	11,613	9,503
Bad debt expense	11,741	12,183
Depreciation and amortization	10,429	7,514

Total costs and expenses	362,473	281,469

Income from operations	59,520	30,838
Other income and expense:
Interest income	(365)	(186)
Interest expense	9,418	6,426

Income before minority interests and income taxes	50,467	24,598
Minority interest in consolidated subsidiary companies	1,006	824

Income before income taxes	49,461	23,774
Income tax expense	19,891	9,320

Net income	$29,570	$14,454

Net income per common share:
Basic:
Income per common share	$0.29	$0.15
Diluted:
Income per common share	$0.27	$0.15
Weighted average shares outstanding:
Basic	102,922	94,299
Diluted	108,132	98,401

See accompanying notes.

Select Medical Corporation

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)
(unaudited)

					Accumulated
		Common	Capital in		Other
	Common	Stock Par	Excess	Retained	Comprehensive	Comprehensive
	Stock	Value	of Par	Earnings	Income	Income
Balance at December 31, 2003	102,219	$1,022	$291,519	$121,560	$5,074
Net income				29,570		$29,570
Other comprehensive loss					(1,464)	(1,464)

Total comprehensive income						$28,106

Issuance of common stock	1,642	16	9,594
Cash dividends				(3,113)
Repurchases of common stock	(1,250)	(13)	(19,839)
Valuation of non-employee options			151
Tax benefit of stock option exercises			6,683

Balance at March 31, 2004	102,611	$1,025	$288,108	$148,017	$3,610

See accompanying notes.

Select Medical Corporation

Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	For the Quarter Ended
	March 31,
	2004	2003
Operating activities
Net income	$29,570	$14,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,429	7,514
Provision for bad debts	11,741	12,183
Minority interests	1,006	824
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(1,147)	6,707
Other current assets	215	(10)
Other assets	1,255	1,573
Accounts payable	(11,042)	(369)
Due to third-party payors	19,523	(16,799)
Accrued expenses	(3,756)	5,240
Income taxes	18,735	(6,887)

Net cash provided by operating activities	76,529	24,430

Investing activities
Purchases of property and equipment, net	(7,762)	(6,973)
Earnout payments	(2,977)	(429)
Acquisition of businesses, net of cash acquired	(438)	(732)

Net cash used in investing activities	(11,177)	(8,134)

Financing activities
Net repayments on credit facility debt	(1,212)	(30,562)
Principal payments on seller and other debt	(1,635)	(1,719)
Repurchases of common stock	(19,852)	—
Proceeds from issuance of common stock	9,610	1,495
Payment of common stock dividends	(3,113)	—
Repayment of bank overdrafts	(3,569)	(3,034)
Distributions to minority interests	(271)	(127)

Net cash used in financing activities	(20,042)	(33,947)

Effect of exchange rate changes on cash and cash equivalents	(33)	117

Net increase (decrease) in cash and cash equivalents	45,277	(17,534)
Cash and cash equivalents at beginning of period	165,507	56,062

Cash and cash equivalents at end of period	$210,784	$38,528

Supplemental Cash Flow Information
Cash paid for interest	$7,369	$1,872
Cash paid for income taxes	$2,104	$16,321

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission.

2. Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operations, must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the first reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial statements for the three months ended March 31, 2004.

Stock Option Plans

     During the three months ended March 31, 2004, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 1,861,500 shares of Common Stock at the exercise price of $15.50 per share. In addition, the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 110,800 shares of Common Stock at the exercise price of $15.50 per share.

     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans.

     For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Net income - as reported	$29,570	$14,454
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,529	1,080

Net income - pro forma	$23,041	$13,374

Weighted average grant-date fair value	6.41	3.30
Basic earnings per share - as reported	0.29	0.15
Basic earnings per share - pro forma	0.22	0.14
Diluted earnings per share - as reported	0.27	0.15
Diluted earnings per share - pro forma	0.21	0.14

Accumulated Other Comprehensive Income

     The components of accumulated other comprehensive income at March 31, 2004 consist of cumulative translation adjustment gains of $3,663,000 associated with the Company’s Canadian operations and unrealized losses on available-for-sale securities of $53,000, net of tax.

3. Intangible Assets

     Amortization expense for intangible assets with finite lives for the three months ended March 31, 2004 was $857,000. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2004 will be approximately $3,429,000 and primarily relates to the amortization of the non-compete agreement associated with the acquisition of Kessler Rehabilitation Corporation that occurred in September 2003.

     Intangible assets consist of the following:

	As of March 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Non-Compete agreements	$24,000	$(2,000)

Unamortized intangible assets
Goodwill	$308,310
Trademarks	58,875

Total	$367,185

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2004 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(dollars in thousands)
Balance as of December 31, 2003	$180,011	$125,656	$584	$306,251
Goodwill acquired during year	—	378	—	378
Income tax benefits recognized	—	(1,024)	—	(1,024)
Earn-out payments	—	2,977	—	2,977
Translation adjustment	—	(272)	—	(272)

Balance as of March 31, 2004	$180,011	$127,715	$584	$308,310

4. Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(dollars in thousands)
January 1, 2004	$5,805	$4,570	$10,375
Amounts paid in 2004	(287)	(576)	(863)

March 31, 2004	$5,518	$3,994	$9,512

The Company expects to pay out the remaining lease termination costs through 2007 and severance through 2005.

5. Segment Information

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization special charges, loss on early retirement of debt, equity in earnings from joint ventures and minority interest. For the periods presented there were no special charges, loss on early retirement of debt or equity in earnings from joint ventures that effect Adjusted EBITDA.

     The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended March 31, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(dollars in thousands)
Net revenue	$272,903	$145,664	$3,426	$421,993
Adjusted EBITDA	58,384	22,908	(11,343)	69,949
Total assets	479,559	390,823	246,604	1,116,986
Capital expenditures	3,878	1,746	2,138	7,762

	Three Months Ended March 31, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(dollars in thousands)
Net revenue	$183,428	$125,575	$3,304	$312,307
Adjusted EBITDA	25,486	19,503	(6,637)	38,352
Total assets	311,814	329,603	62,643	704,060
Capital expenditures	2,887	2,740	1,346	6,973

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended
	March 31,
	2004	2003
	(dollars in thousands)
Net income	$29,570	$14,454
Income tax expense	19,891	9,320
Minority interest	1,006	824
Interest expense, net	9,053	6,240
Depreciation and amortization	10,429	7,514

Adjusted EBITDA	$69,949	$38,352

6. Net Income per Share

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share
	data)
Numerator:
Net income	$29,570	$14,454

Denominator:
Denominator for basic earnings per share - weighted average shares	102,922	94,299
Effect of dilutive securities:
a) Stock options	5,210	2,776
b) Warrants	—	1,326

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	108,132	98,401

Basic income per common share	$0.29	$0.15
Diluted income per common share	$0.27	$0.15

7. Stock Repurchase Program

     On February 23, 2004, the Company’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. The program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors. The extent to which the Company repurchases its shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. The repurchased shares will be immediately retired. During the three months ended March 31, 2004, the Company repurchased and retired a total of 1,249,500 shares at a cost of $19.9 million.

8. Commitments and Contingencies

     In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately seven unsettled cases in six states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

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

9. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2004 and for the three months ended March 31, 2004 and 2003.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2004:

Canadian Back Institute Limited
Cupertino Medical Center, P.C.
Kentucky Orthopedic Rehabilitation, LLC.
Medical Information Management Systems, LLC.
Metro Therapy, Inc.
Philadelphia Occupational Health, P.C.
Select Specialty Hospital - Central Pennsylvania, L.P.
Select Specialty Hospital - Houston, L.P.
Select Specialty Hospital - Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.
U.S. Regional Occupational Health II, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2004
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations			Consolidated
	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$156,668	$49,605	$4,511	$—			$210,784
Accounts receivable, net	49	211,336	14,330	—			225,715
Current deferred tax asset	12,070	47,586	2,055	—			61,711
Other current assets	7,127	16,158	3,983	—			27,268

Total Current Assets	175,914	324,685	24,879	—			525,478
Property and equipment, net	9,574	145,241	17,958	—			172,773
Investment in affiliates	393,742	58,093	—	(451,835)	(a	)	—
Goodwill	5,853	254,403	48,054	—			308,310
Trademark	—	58,875	—	—			58,875
Other intangibles	—	22,000	—	—			22,000
Non-current deferred tax asset	2,869	4,006	(997)	—			5,878
Other assets	12,524	10,140	1,008	—			23,672

Total Assets	$600,476	$877,443	$90,902	$(451,835)			$1,116,986

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$7,858	$—	$—	$—			$7,858
Current portion of long-term debt and notes payable	460	8,309	510	—			9,279
Accounts payable	988	40,699	6,774	—			48,461
Intercompany accounts	24,168	(15,420)	(8,748)	—			—
Accrued payroll	758	48,579	120	—			49,457
Accrued vacation	2,441	18,176	1,600	—			22,217
Accrued restructuring	—	9,512	—	—			9,512
Accrued other	23,029	54,083	2,206	—			79,318
Income taxes	7,401	8,371	(6,346)	—			9,426
Due to third party payors	5,840	79,761	(6,529)	—			79,072

Total Current Liabilities	72,943	252,070	(10,413)	—			314,600
Long-term debt, net of current portion	86,773	233,425	35,267	—			355,465

Total liabilities	159,716	485,495	24,854	—			670,065
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	—	6,161	—			6,161
Stockholders’ Equity:
Common stock	1,025	—	—	—			1,025
Capital in excess of par	288,108	—	—	—			288,108
Retained earnings	148,017	139,785	30,799	(170,584)	(b	)	148,017
Subsidiary investment	—	252,163	29,088	(281,251)	(a	)	—
Accumulated other comprehensive income	3,610	—	—	—			3,610

Total Stockholders’ Equity	440,760	391,948	59,887	(451,835)			440,760

Total Liabilities and Stockholders’ Equity	$600,476	$877,443	$90,902	$(451,835)			$1,116,986

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2004
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations			Consolidated
	(dollars in thousands)
Net operating revenues	$22	$365,416	$56,555	$—			$421,993

Costs and expenses:
Cost of services	—	281,757	46,933	—			328,690
General and administrative	11,073	540	—	—			11,613
Bad debt expense	—	11,300	441	—			11,741
Depreciation and amortization	467	8,848	1,114	—			10,429

Total costs and expenses	11,540	302,445	48,488	—			362,473

Income (loss) from operations	(11,518)	62,971	8,067	—			59,520
Other (income) and expense:
Intercompany interest and royalty fees	7,526	(7,512)	(14)	—			—
Intercompany management fees	(21,526)	20,717	809	—			—
Interest income	(269)	(96)	—	—			(365)
Interest expense	3,307	5,206	905	—			9,418

Income (loss) before minority interests and income taxes	(556)	44,656	6,367	—			50,467
Minority interest in consolidated subsidiary companies	—	87	919	—			1,006

Income (loss) before income taxes	(556)	44,569	5,448	—			49,461
Income tax expense	1,119	17,539	1,233	—			19,891
Equity in earnings of subsidiaries	31,245	2,433	—	(33,678)	(a	)	—

Net income	$29,570	$29,463	$4,215	$(33,678)			$29,570

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2004
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations			Consolidated
	(dollars in thousands)
Operating activities
Net income	$29,570	$29,463	$4,215	$(33,678)	(a	)	$29,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	8,848	1,114	—			10,429
Provision for bad debts	—	11,300	441	—			11,741
Minority interests	—	87	919	—			1,006
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(31,245)	(2,433)	—	33,678	(a	)	—
Intercompany	64,116	(50,173)	(13,943)	—			—
Accounts receivable	(17)	(13,060)	11,930	—			(1,147)
Other current assets	(2,954)	(2,058)	5,227	—			215
Other assets	1,201	118	(64)	—			1,255
Accounts payable	(7,471)	(3,420)	(151)	—			(11,042)
Due to third-party payors	4,183	19,516	(4,176)	—			19,523
Accrued expenses	(4,467)	1,651	(940)	—			(3,756)
Income taxes	18,117	—	618	—			18,735

Net cash provided by (used in) operating activities	71,500	(161)	5,190	—			76,529

Investing activities
Purchases of property and equipment, net	(2,075)	(4,861)	(826)	—			(7,762)
Earnout payments	—	(2,977)	—	—			(2,977)
Acquisition of businesses, net of cash acquired	—	—	(438)	—			(438)

Net cash used in investing activities	(2,075)	(7,838)	(1,264)	—			(11,177)

Financing activities
Intercompany debt reallocation	2,211	(1,759)	(452)	—			—
Net repayments on credit facility debt	—	—	(1,212)	—			(1,212)
Principal payments on seller and other debt	—	(1,515)	(120)	—			(1,635)
Repurchases of common stock	(19,852)	—	—	—			(19,852)
Proceeds from issuance of common stock	9,610	—	—	—			9,610
Payment of common stock dividends	(3,113)	—	—	—			(3,113)
Repayment of bank overdrafts	(3,569)	—	—	—			(3,569)
Distributions to minority interests	—	—	(271)	—			(271)

Net cash used in financing activities	(14,713)	(3,274)	(2,055)	—			(20,042)

Effect of exchange rate changes on cash and cash equivalents	(33)	—	—	—			(33)

Net increase (decrease) in cash and cash equivalents	54,679	(11,273)	1,871	—			45,277
Cash and cash equivalents at beginning of period	101,989	60,878	2,640	—			165,507

Cash and cash equivalents at end of period	$156,668	$49,605	$4,511	$—			$210,784

(a)	Elimination of equity in earnings of subsidiary.

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
Other (income) and expense:
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with our consolidated financial statements and notes thereto contained in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	changes in Medicare admission guidelines for inpatient rehabilitation facilities may result in lost patient volume, operating revenues and profitability;

•	the failure of our long term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue;

•	unexpected difficulties in integrating our and Kessler’s operations or realizing the anticipated benefits from our acquisition of Kessler; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

For a discussion of these and other factors affecting our business, see the sections captioned “Risk Factors” in our Form 10-K under Item 1 - Business.

Non-GAAP Financial Measures

     The SEC recently adopted rules regarding the use of non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, which we use in this report. Prior to the quarter ended June 30, 2003, we had defined EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt and minority interest, and used this measure to report our consolidated operating results as well as our segment results. We are now referring to this financial measure as Adjusted EBITDA. In order to comply with the new rules, we are now using EBITDA, defined as net income (loss) before interest, income taxes, depreciation and amortization, to report our consolidated operating results. However, SFAS 131 requires us to report our segment results in a manner consistent with management’s internal reporting of operating results to our chief operating decision maker (as defined under SFAS 131) for purposes of evaluating segment performance. Therefore, since we use Adjusted EBITDA to measure performance of our segments for internal reporting purposes, we have used Adjusted EBITDA to report our segment results. The difference between EBITDA and Adjusted EBITDA for the periods presented in this report result only from minority interests, which are added back to EBITDA in the computation of Adjusted EBITDA. We did not experience any special charges, loss on early retirement of debt or equity in earnings from joint ventures during the periods presented in this report.

Overview

     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of March 31, 2004 we operated 79 long-term acute care hospitals in 24 states, four acute medical rehabilitation hospitals in New Jersey and 777 outpatient rehabilitation clinics in 27 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.

     We manage the company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the three months ended March 31, 2004, we had net operating revenues of $422.0 million. Of this total, we earned approximately 65% of our net operating revenues from our specialty hospitals and approximately 35% from our outpatient rehabilitation business.

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

     For the three months ended March 31, 2004, our net operating revenues increased 35.1%, income from operations increased 93.0%, net income increased 104.6% and diluted earnings per share increased 80.0% compared to the three months ended March 31, 2003. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment, we experienced growth in patient days and admissions that resulted from the expansion of the number of hospitals we operate and the maturation of hospitals opened in 2001 and 2002. Additionally, the addition of the Kessler acquired hospitals and an increase in our revenue per patient day contributed to the growth in this segment. Income from operations in our specialty hospital segment increased because our revenue per patient day increased at a greater rate than our costs per patient day. Our outpatient segment experienced an increase in income from operations that was comparable with the growth in net operating revenue for the segment. This growth resulted from the addition of the Kessler outpatient operations and organic growth from our existing operations.

     We also experienced significant cash flow from operations resulting from our growth in net income and a continued reduction in accounts receivable days that allowed us to increase our revenue base without a corresponding increase in working capital. Our ability to defer estimated tax payments until the second quarter of 2004 and the timing of our payments from Medicare also contributed to the strong operating cash flow for the quarter. During the quarter we also commenced a stock repurchase program and retired a total of 1,249,500 shares through March 31, 2004. Additional explanation and analysis of these topics are found in the following discussion.

     The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities and closures/consolidations. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended March 31,
	2004	2003
Specialty Hospital Data
# of Hospitals - Start of Period	83	72
# of Hospital Start-ups	—	—

# of Hospitals - End of Period	83	72

# of Licensed Beds	3,256	2,616
# of Admissions	8,738	5,958
# of Patient Days	212,727	165,818
Average Length of Stay	25	29
Net Revenue Per Patient Day (a)	$1,243	$1,106
Occupancy Rate	72%	71%
% Patient Days - Medicare	75%	78%

	Three Months Ended March 31,
	2004	2003
# of Clinics Owned - Start of Period	758	679
# of Clinics Acquired	2	33
# of Clinic Start-ups	4	6
# of Clinics Closed/Sold/Consolidated	(23)	(10)

# of Clinics Owned - End of Period	741	708
# of Clinics Managed - End of Period	36	31

Total # of Clinics (All) - End of Period	777	739

# of Visits (U.S.)	1,004,106	981,572
Net Revenue Per Visit (U.S.) (b)	$91	$88

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days. For purposes of this computation, hospital patient service revenue excludes the net operating revenues and patient days of the one skilled nursing facility operated as part of this segment.

(b)	Net revenue per visit (U.S.) is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

     Our goal is to open approximately eight to ten new long-term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. We also may open new specialty hospitals in freestanding buildings. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. With the acquisition of the four acute medical rehabilitation hospitals through the Kessler transaction, we are also evaluating opportunities to develop additional freestanding acute medical rehabilitation hospitals. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

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

       Net operating revenues generated directly from the Medicare program from all segments represented approximately 48% and 45% of net operating revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

       Approximately 72% and 69% of our specialty hospital revenues for the three months ended March 31, 2004 and 2003, respectively, were received in respect of services provided to Medicare patients. For the quarter ended March 31, 2004, all of our Medicare payments are being paid under a prospective payment system. For the quarter ended March 31, 2003, approximately 53% was paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report was filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Substantially all of our Medicare cost reports are settled through 2000. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference.

       On August 30, 2002, the Centers for Medicare & Medicaid Services (“CMS”) published final regulations establishing a prospective payment system for Medicare payment of long-term acute care hospitals (“LTCH-PPS”), which replaces the reasonable cost-based payment system previously in effect. Under LTCH-PPS, each discharged patient will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the reasonable cost-based payment system. As of April 1, 2004, all 79 long-term acute care hospitals have implemented LTCH-PPS.

       As of March 31, 2004 and December 31, 2003 we had a net amount due to Medicare of $53.8 million and $33.9 million, related to our specialty hospitals. We recorded this amount as due to third party payors on our balance sheet.

       Other revenue primarily represents amounts we have received for other services, which include sales of computer software, home medical equipment, orthotics, prosthetics and infusion/intravenous services.

  Insurance

       Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At March 31, 2004 and December 31, 2003, we have recorded a liability of $33.4 million and $29.8 million, respectively, for our estimated losses under these insurance programs.

     Bad Debts

          We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

     Related Party

          We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $0.6 million and $0.4 million for the three months ended March 31, 2004 and 2003, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $19.5 million through 2014. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2003.

Results of Operations

          The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended
	March 31,
	2004	2003
Net operating revenues	100.0%	100.0%
Cost of services (a)	77.9%	80.8%
General and administrative	2.7%	3.0%
Bad debt expense	2.8%	3.9%
Depreciation and amortization	2.5%	2.4%

Income from operations	14.1%	9.9%
Interest expense, net	2.1%	2.0%

Income before minority interests, and income taxes	12.0%	7.9%
Minority interests	0.3%	0.3%

Income before income taxes	11.7%	7.6%
Income tax expense	4.7%	3.0%

Net income	7.0%	4.6%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended March 31,		%
	2004	2003	Change
	(Dollars in thousands)
Net operating revenues:
Specialty hospitals	$272,903	$183,428	48.8%
Outpatient rehabilitation	145,664	125,575	16.0
Other	3,426	3,304	3.7

Total company	$421,993	$312,307	35.1%

Income (loss) from operations:
Specialty hospitals	$53,315	$21,859	143.9%
Outpatient rehabilitation	19,339	16,588	16.6
Other	(13,134)	(7,609)	(72.6)

Total company	$59,520	$30,838	93.0%

Adjusted EBITDA: (b)
Specialty hospitals	$58,384	$25,486	129.1%
Outpatient rehabilitation	22,908	19,503	17.5
Other	(11,343)	(6,637)	(70.9)
Adjusted EBITDA margins: (b)
Specialty hospitals	21.4%	13.9%	54.0%
Outpatient rehabilitation	15.7	15.5	1.3
Other	N/M	N/M	N/M
Total assets:
Specialty hospitals	$479,559	$311,814
Outpatient rehabilitation	390,823	329,603
Other	246,604	62,643

Total company	$1,116,986	$704,060

Purchases of property and equipment, net:
Specialty hospitals	$3,878	$2,887
Outpatient rehabilitation	1,746	2,740
Other	2,138	1,346

Total company	$7,762	$6,973

The following tables reconcile net income to EBITDA for the Company and provides the calculation of our EBITDA margin for each of the periods presented.

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net income	$29,570	$14,454
Income tax expense	19,891	9,320
Interest expense, net	9,053	6,240
Depreciation and amortization	10,429	7,514

EBITDA (b)	$68,943	$37,528

Net revenue	$421,993	$312,307
EBITDA margin (b)	16.3%	12.0%

The following table reconciles same hospitals information.

	Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$272,903	$183,428
Less: Specialty hospitals opened or acquired after 1/1/03	51,597	—
Closed specialty hospital	—	1,463

Specialty hospitals same store net operating revenue	$221,306	$181,965

Adjusted EBITDA (b)
Specialty hospitals Adjusted EBITDA (b)	$58,384	$25,486
Less: Specialty hospitals opened or acquired after 1/1/03	12,605	(315)
Closed specialty hospital	—	206

Specialty hospitals same store Adjusted EBITDA (b)	$45,779	$25,595

All specialty hospitals Adjusted EBITDA margin(b)	21.4%	13.9%
Specialty hospitals same store Adjusted EBITDA margin (b)	20.7%	14.1%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization and minority interest. Minority interest is then deducted from Adjusted EBITDA to derive EBITDA. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our unaudited consolidated interim financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Operating Revenues

     Our net operating revenues increased by 35.1% to $422.0 million for the three months ended March 31, 2004 compared to $312.3 million for the three months ended March 31, 2003. The reasons for the increase in net operating revenues are discussed below.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 48.8% to $272.9 million for the three months ended March 31, 2004 compared to $183.4 million for the three months ended March 31, 2003. Net operating revenues for the 71 specialty hospitals opened before January 1, 2003 and operated throughout both periods increased 21.6% to $221.3 million for the three months ended March 31, 2004 from $182.0 million for the three months ended March 31, 2003. This increase resulted primarily from higher net revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under the LTCH-PPS. The remaining increase of $50.2 million resulted from the acquisition of the Kessler facilities, which contributed $37.8 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2003.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 16.0% to $145.7 million for the three months ended March 31, 2004 compared to $125.6 million for the three months ended March 31, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $15.6 million of net operating revenue. Net revenue per visit in our U.S. based outpatient rehabilitation clinics increased to $91 for the three months ended March 31, 2004 compared to $88 for the three months ended March 31, 2003. The number of patient visits in these clinics increased 2.3% for the three months ended March 31, 2004 to 1,004,106 visits compared to 981,572 visits for the three months ended March 31, 2003. Excluding the effects of the Kessler operations, the number of U.S. based visits would have been 904,754. This reflects an 8% decline in visits for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 which principally relates to the closure of outpatient clinics over the last twelve months.

     Other. Our other revenues increased to $3.4 million for the three months ended March 31, 2004 compared to $3.3 million for the three months ended March 31, 2003. The increase in revenues was related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $2.9 million of net operating revenues during the three months ended March 31, 2004. We experienced a decline of $2.8 million in Medicare net operating revenues associated with reimbursement for our general and administrative costs. This revenue item has been eliminated as a result of our long-term acute care hospitals converting to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

     Our operating expenses increased by 28.5% to $352.0 million for the three months ended March 31, 2004 compared to $274.0 million for the three months ended March 31, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler, the internal development of new specialty hospitals that commenced operations in 2003 and costs associated with increased patient volumes. As a percentage of our net operating revenues, our operating expenses were 83.4% for the three months ended March 31, 2004 compared to 87.7% for the three months ended March 31, 2003. Cost of services as a percentage of operating revenues decreased to 77.9% for the three months ended March 31, 2004 from 80.8% for the three months ended March 31, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $26.5 million for the three months ended March 31, 2004 compared to $22.2 million for the three months ended March 31, 2003. This increase is principally related to our new hospitals that opened during 2003 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.7% for the three months ended March 31, 2004 from 3.0% for the three months ended March 31, 2003. This decrease in general and administrative expense as a percentage of net operating revenue is the result of growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 2.8% for the three months ended March 31, 2004 compared to 3.9% for the three months ended March 31, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 83.7% to $68.9 million for the three months ended March 31, 2004 compared to $37.5 million for the three months ended March 31, 2003. Our EBITDA margins increased to 16.3% for the three months ended March 31, 2004 compared to 12.0% for the three months ended March 31, 2003. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Adjusted EBITDA increased by 129.1% to $58.4 million for the three months ended March 31, 2004 compared to $25.5 million for the three months ended March 31, 2003. Our Adjusted EBITDA margins increased to 21.4% for the three months ended March 31, 2004 from 13.9% for the three months ended March 31, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $45.8 million, an increase of 78.9% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. For additional information on LTCH-PPS see “Critical Accounting Matters — Sources of Revenue.” Our Adjusted EBITDA margin in these same store hospitals increased to 20.7% for the three months ended March 31, 2004 from 14.1% for the three months ended March 31, 2003.

     Outpatient Rehabilitation. Adjusted EBITDA increased by 17.5% to $22.9 million for the three months ended March 31, 2004 compared to $19.5 million for the three months ended March 31, 2003. Our Adjusted EBITDA margins increased to 15.7% for the three months ended March 31, 2004 from 15.5% for the three months ended March 31, 2003. This Adjusted EBITDA margin increase was the result of a decline in bad debt expense offset by an increase in labor costs. We have experienced an increase in labor costs due to increased competition for hiring therapists.

     Other. The Adjusted EBITDA loss was $11.3 million for the three months ended March 31, 2004 compared to a loss of $6.6 million for the three months ended March 31, 2003. This decrease in the Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $2.8 million resulting from the implementation of LTCH-PPS and an increase in general and administrative costs of $2.1 million.

Income from Operations

     Income from operations increased 93.0% to $59.5 million for the three months ended March 31, 2004 compared to $30.8 million for the three months ended March 31, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $2.9 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense increased by $3.0 million to $9.4 million for the three months ended March 31, 2004 from $6.4 million for the three months ended March 31, 2003. The increase in interest expense is the result of higher debt levels outstanding in 2004 compared to 2003 related to the issuance of $175.0 million of 7½% senior subordinated notes due 2013 on August 12, 2003, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

     Minority interests in consolidated earnings was $1.0 million for the three months ended March 31, 2004 compared to $0.8 million for the three months ended March 31, 2003. This increase is the result of improved profitability of these jointly owned entities.

Income Taxes

     We recorded income tax expense of $19.9 million for the three months ended March 31, 2004. The expense represented an effective tax rate of 40.2%. We recorded income tax expense of $9.3 million for the three months ended March 31, 2003. This expense represented an effective tax rate of 39.2%. The effective tax rates in both 2004 and 2003 approximate the federal and state statutory tax rates. The increase in the tax rate is the result of a larger portion of our net income being earned in states with higher tax rates.

Capital Resources and Liquidity

     For the three months ended March 31, 2004, operating activities provided $76.5 million of cash flow compared to $24.4 million for the three months ended March 31, 2003. Our cash flow from operations benefited from strong collections of our accounts receivable, the timing of our payments from Medicare and our deferral of estimated tax payments. We anticipate that the positive cash effects we experienced during this quarter related to deferred tax payments and Medicare payments that will reverse during the next quarter. Our accounts receivable days outstanding were 49 days at March 31, 2004 compared to 52 days at December 31, 2003 and 64 days at March 31, 2003.

     Investing activities used $11.2 and $8.1 million of cash flow for the three months ended March 31, 2004 and 2003, respectively. This usage resulted from purchases of property and equipment of $7.8 and $7.0 million in 2004 and 2003, respectively, that relate principally to new hospital and clinic development. Additionally in 2004, we incurred $3.0 million in earn out payments and $0.4 million in acquisition costs. This compares to $0.4 million in earn out payments and $0.7 of acquisition costs in the three months ended March 31, 2003.

     Financing activities utilized $20.0 million of cash for the three months ended March 31, 2004. This principally relates to the repurchase of our common stock during the quarter in accordance with the stock repurchase program we announced on February 23, 2004. During the quarter, we repurchased and retired a total of 1,249,500 shares at a cost of $19.9 million. The repurchase program provides for the repurchase of up to $80 million of our common stock through August 31, 2005. During the three months ended March 31, 2003, financing activities utilized $33.9 million of cash. This principally related to the repayment of our credit facility debt.

Capital Resources

     Net working capital increased to $210.9 million at March 31, 2004 compared to $188.4 million at December 31, 2003. The increase in working capital is principally related to the increase in cash and cash equivalents that we are now holding, offset by the accelerated payments we received from Medicare which are classified as a current liability.

     At March 31, 2004, our credit facility consisted of a Canadian term facility of approximately $7.3 million (USD), and a revolving credit facility of approximately $152.4 million. The Canadian term facility was repaid on April 2, 2004. As of March 31, 2004 we had the ability to borrow an additional $140.6 million under our revolving facility subject to certain limitations. We have $11.8 million outstanding under letters of credit issued through the credit facility. The revolving facility terminates in September 2005.

     Borrowings under the credit facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. As of March 31, 2004, our weighted average interest rate under our credit agreement was approximately 5.5% compared to 5.6% at December 31, 2003. See Item 3, “Quantitative and Qualitative Disclosures on Market Risk” for a discussion of our floating interest rates on borrowings under our credit facility.

     On February 11, 2004, our Board of Directors declared a cash dividend of $0.03 per share. The dividend was paid on March 18, 2004 to stockholders of record as of the close of business on February 27, 2004.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements related to our routine operations and development activities for at least the next twelve months.

     Our goal is to open eight to ten long-term acute care hospitals before the end of 2004. A new long-term acute care hospital has typically required approximately $3.6 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $140.6 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

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

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operations, must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on our financial statements for the three months ended March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. Because of our small outstanding balance of credit facility debt, a change in interest rates by one percentage point on variable rate debt would have an insignificant effect on interest expense for the three months ended March 31, 2004.

     All of our term-loan borrowings under our credit agreement are denominated in Canadian dollars. Although we are not required by our credit agreement to maintain a hedge on our foreign currency risk, we have entered into a five year agreement that allows us to limit the cost of Canadian dollars to a range of U.S.$0.6631 to U.S.$0.6711 per Canadian dollar to limit our risk on the potential fluctuation in the exchange rate of the Canadian dollar to the U.S. dollar. On April 2, 2004 in conjunction with the repayment of our Canadian term facility, we terminated the foreign currency hedge.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES.

     The following table contains information regarding the Company’s repurchase of its common stock during the quarter.

Approximate
Dollar Value of
			Total Number of	Shares that
			Shares Purchased	May Yet be
	Total		as Part of	Purchased
	Number of	Average Price	Publicly	Under the
	Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs(a)	Programs
January 1 through January 31, 2004	—	—	—	—
February 1 through February 29, 2004	—	—	—	$80,000,000
March 1 through March 31, 2004	1,249,500	$15.86	1,249,500	$60,185,000

Total	1,249,500	$15.86	1,249,500

(a) On February 23, 2004, the Company’s Board of Directors authorized and publicly announced a program to repurchase up to $80.0 million of our common stock. This program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

     The exhibits to this report are listed in the Exhibit Index appearing on page 32 hereof.

     b. Reports on Form 8-K

     Form 8-K dated January 12, 2004, furnished pursuant to Item 9, in connection with an investor presentation.

     Form 8-K dated January 13, 2004, furnished pursuant to Item 9, in connection with our issuance of a press release on January 12, 2004 announcing a presentation at a healthcare conference.

     Form 8-K dated February 5, 2004, furnished pursuant to Item 12, in connection with our issuance of a press release on February 4, 2004 reporting our results for the three months ended December 31, 2003.

     Form 8-K dated February 12, 2004, furnished pursuant to Item 12, in connection with the script of the earnings call held February 5, 2004.

     Form 8-K dated February 12, 2004, furnished pursuant to Item 9, in connection with our issuance of a press release on February 11, 2004 announcing the declaration of a quarterly cash dividend, and our issuance of a press release on February 11, 2004 announcing the appointment of Thomas Scully to the Board of Directors.

     Form 8-K dated February 17, 2004, furnished pursuant to Item 9, in connection with an investor presentation.

     Form 8-K dated February 24, 2004, furnished pursuant to Item 9, in connection with our issuance of a press release on February 23, 2004 announcing the authorization of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: May 10, 2004

EXHIBIT INDEX

Exhibit	Description
10.1	Consulting Agreement dated as of January 1, 2004 by and between Select Medical Corporation and Thomas Scully.

10.2	Seventh Amendment dated as of February 20, 2004 to the Credit Agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, JPMorgan Chase Bank, JPMorgan Chase Bank, Toronto Branch, Banc of America Securities, LLC and CIBC, Inc.

10.3	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates II.

10.4	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.