Form 10-Q
period 2004-06-30
SELECT MEDICAL CORP
filed 2004-08-06
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

     (Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004
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

YES    X    NO

          As of July 31, 2004, the number of outstanding shares of the Registrant’s Common Stock was 101,363,888.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$167,945	$165,507
Accounts receivable, net of allowance for doubtful accounts of $110,021 and $111,517 in 2004 and 2003, respectively	238,716	230,171
Current deferred tax asset	63,787	61,699
Prepaid taxes	7,749	958
Other current assets	22,918	26,731

Total Current Assets	501,115	485,066
Property and equipment, net	176,328	174,902
Goodwill	304,102	306,251
Trademark	58,875	58,875
Other intangibles	21,143	22,876
Non-current deferred tax asset	3,978	6,603
Other assets	18,316	24,425

Total Assets	$1,083,857	$1,078,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$17,867	$11,427
Current portion of long-term debt and notes payable	4,538	10,267
Accounts payable	47,483	59,569
Accrued payroll	50,364	53,260
Accrued vacation	23,655	21,529
Accrued restructuring	7,597	10,375
Accrued other	81,128	78,308
Due to third party payors	44,279	51,951

Total Current Liabilities	276,911	296,686
Long-term debt, net of current portion	351,149	357,236

Total Liabilities	628,060	653,922
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	6,780	5,901
Stockholders’ Equity:
Common stock — $.01 par value: Authorized shares - 200,000,000 in 2004 and 2003 Issued shares - 101,350,000 and 102,219,000 in 2004 and 2003, respectively	1,013	1,022
Capital in excess of par	269,530	291,519
Retained earnings	175,948	121,560
Accumulated other comprehensive income	2,526	5,074

Total Stockholders’ Equity	449,017	419,175

Total Liabilities and Stockholders’ Equity	$1,083,857	$1,078,998

See accompanying notes.

Select Medical Corporation

Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net operating revenues	$418,672	$326,218	$840,665	$638,525

Costs and expenses:
Cost of services	324,427	258,218	653,117	510,487
General and administrative	13,932	11,624	25,545	21,127
Bad debt expense	11,639	12,337	23,380	24,520
Depreciation and amortization	8,714	7,192	19,143	14,706

Total costs and expenses	358,712	289,371	721,185	570,840

Income from operations	59,960	36,847	119,480	67,685
Other income and expense:
Interest income	(486)	(156)	(851)	(342)
Interest expense	7,335	5,622	16,753	12,048

Income before minority interests and income taxes	53,111	31,381	103,578	55,979
Minority interest in consolidated subsidiary companies	1,146	713	2,152	1,537

Income before income taxes	51,965	30,668	101,426	54,442
Income tax expense	20,994	12,037	40,885	21,357

Net income	$30,971	$18,631	$60,541	$33,085

Net income per common share:
Basic income per common share	$0.30	$0.20	$0.59	$0.35
Diluted income per common share	$0.29	$0.18	$0.56	$0.33
Dividends per share	$0.03	$—	$0.06	$—
Weighted average shares outstanding:
Basic	102,163	95,054	102,542	94,678
Diluted	106,436	101,374	107,283	100,004

See accompanying notes.

Select Medical Corporation

Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(unaudited)

					Accumulated
		Common	Capital in		Other
	Common	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Income (Loss)	Income
Balance at December 31, 2003	102,219	$1,022	$291,519	$121,560	$5,074
Net income				60,541		$60,541
Other comprehensive loss					(2,548)	(2,548)

Total comprehensive income						$57,993

Issuance of common stock	2,530	25	15,016
Cash dividends				(6,153)
Repurchases of common stock	(3,399)	(34)	(48,024)
Valuation of non-employee options			151
Tax benefit of stock option exercises			10,868

Balance at June 30, 2004	101,350	$1,013	$269,530	$175,948	$2,526

See accompanying notes.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
Operating activities
Net income	$60,541	$33,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,143	14,706
Provision for bad debts	23,380	24,520
Minority interests	2,152	1,537
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(30,649)	17,880
Other current assets	4,417	426
Other assets	3,258	861
Accounts payable	(12,030)	(1,268)
Due to third-party payors	(10,670)	5,262
Accrued expenses	(1,568)	7,122
Income taxes	6,466	(12,859)

Net cash provided by operating activities	64,440	91,272

Investing activities
Purchases of property and equipment	(19,132)	(15,206)
Proceeds from disposal of assets	—	2,400
Earnout payments	(2,876)	(429)
Proceeds from sale of membership interests	4,811	—
Acquisition of businesses, net of cash acquired	(122)	(3,786)

Net cash used in investing activities	(17,319)	(17,021)

Financing activities
Net repayments on credit facility debt	(8,483)	(34,191)
Principal payments on seller and other debt	(2,633)	(2,114)
Proceeds from issuance of common stock	15,041	2,125
Repurchase of common stock	(48,058)	—
Payment of dividends	(6,153)	—
Proceeds from (repayment of) bank overdrafts	6,440	(4,356)
Distributions to minority interests	(671)	(775)

Net cash used in financing activities	(44,517)	(39,311)

Effect of exchange rate changes on cash and cash equivalents	(166)	349

Net increase in cash and cash equivalents	2,438	35,289
Cash and cash equivalents at beginning of period	165,507	56,062

Cash and cash equivalents at end of period	$167,945	$91,351

Supplemental Cash Flow Information
Cash paid for interest	$15,022	$9,491
Cash paid for income taxes	$35,740	$34,790

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operations, must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the first reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial statements for the three and six month periods ended June 30, 2004.

Stock Option Plans

     During the six months ended June 30, 2004, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 2,259,000 shares of Common Stock at exercise prices ranging from $13.86 to $15.50 per share. In addition, the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 110,800 shares of Common Stock at the exercise price of $15.50 per share.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income – as reported	$30,971	$18,631	$60,541	$33,085
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,515	828	10,044	1,908

Net income – pro forma	$27,456	$17,803	$50,497	$31,177

Weighted average grant-date fair value	$7.37	$5.19	$6.57	$3.58
Basic earnings per share – as reported	0.30	0.20	0.59	0.35
Basic earnings per share – pro forma	0.27	0.19	0.49	0.33
Diluted earnings per share – as reported	0.29	0.18	0.56	0.33
Diluted earnings per share – pro forma	0.26	0.18	0.47	0.31

Accumulated Other Comprehensive Income

     Accumulated other comprehensive income consists of cumulative translation adjustment gains associated with the Company’s Canadian operations of $2,526,000 and $5,123,000 at June 30, 2004 and December 31, 2003, respectively. Also, included in other comprehensive income at December 31, 2003 were unrealized losses on available-for-sale securities of $49,000, net of tax. Following is a reconciliation of net income to comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net income	$30,971	$18,631	$60,541	$33,085
Unrealized gains (losses) on available for sale securities	—	222	(4)	(111)
Realized losses on available for sale securities	53	—	53	—
Realized loss on interest rate swap	—	—	—	313
Changes in foreign currency translation	(1,137)	2,323	(2,597)	4,318

Total comprehensive income	$29,887	$21,176	$57,993	$37,605

3. Intangible Assets

     Amortization expense for intangible assets for the three months ended June 30, 2004 and 2003 was $857,000 and $7,000, respectively. Amortization expense for intangible assets for the six months ended June 30, 2004 and 2003 was $1,714,000 and $14,000, respectively. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2004 will be approximately $3,429,000 and primarily relates to the amortization of the non-compete agreement associated with the acquisition of Kessler Rehabilitation Corporation that occurred in September 2003.

     Intangible assets consist of the following:

	As of June 30, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Non-Compete agreements	$24,000	$(2,857)

Unamortized intangible assets
Goodwill	$304,102
Trademarks	58,875

Total	$362,977

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2004 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Balance as of December 31, 2003	$180,011	$125,656	$584	$306,251
Goodwill acquired during year	—	459	—	459
Assignment of membership interests	—	(1,395)	—	(1,395)
Income tax benefits recognized	—	(2,056)	—	(2,056)
Earn-out payments	—	2,876	—	2,876
Translation adjustment	—	(988)	—	(988)
Other	—	(1,045)	—	(1,045)

Balance as of June 30, 2004	$180,011	$123,507	$584	$304,102

4. Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(dollars in thousands)
January 1, 2004	$5,805	$4,570	$10,375
Amounts paid in 2004	(1,496)	(1,282)	(2,778)

June 30, 2004	$4,309	$3,288	$7,597

The Company expects to pay out the remaining lease termination costs through 2007 and severance related to workforce reductions of 36 employees through 2005.

5. Segment Information

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt, equity in earnings from joint ventures and minority interest. For the periods presented there were no special charges, loss on early retirement of debt or equity in earnings from joint ventures that effect Adjusted EBITDA.

     The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended June 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$271,353	$144,279	$3,040	$418,672
Adjusted EBITDA	58,605	24,170	(14,101)	68,674
Total assets	525,438	368,098	190,321	1,083,857
Capital expenditures	9,147	1,406	817	11,370

	Three Months Ended June 30, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$191,763	$132,047	$2,408	$326,218
Adjusted EBITDA	30,708	23,391	(10,060)	44,039
Total assets	293,106	333,686	111,068	737,860
Capital expenditures	4,529	1,790	1,914	8,233

	Six Months Ended June 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$544,256	$289,943	$6,466	$840,665
Adjusted EBITDA	116,989	47,078	(25,444)	138,623
Total assets	525,438	368,098	190,321	1,083,857
Capital expenditures	13,025	3,151	2,956	19,132

	Six Months Ended June 30, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$375,191	$257,622	$5,712	$638,525
Adjusted EBITDA	56,194	42,894	(16,697)	82,391
Total assets	293,106	333,686	111,068	737,860
Capital expenditures	7,416	4,530	3,260	15,206

     A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$30,971	$18,631	$60,541	$33,085
Income tax expense	20,994	12,037	40,885	21,357
Minority interest	1,146	713	2,152	1,537
Interest expense, net	6,849	5,466	15,902	11,706
Depreciation and amortization	8,714	7,192	19,143	14,706

Adjusted EBITDA	$68,674	$44,039	$138,623	$82,391

6. Net Income per Share

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Numerator:
Net income	$30,971	$18,631	$60,541	$33,085
Denominator:
Denominator for basic earnings per share - weighted average shares	102,163	95,054	102,542	94,678
Effect of dilutive securities:
a) Stock options	4,273	5,392	4,741	4,148
b) Warrants	—	928	—	1,178

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions	106,436	101,374	107,283	100,004

Basic income per common share:	$0.30	$0.20	$0.59	$0.35
Diluted income per common share:	$0.29	$0.18	$0.56	$0.33
Anti-dilutive shares excluded in the computation of diluted income per common share	4,732	13	2,770	71

7. Supplemental Disclosures of Cash Flow Information

     Non-cash investing and financing activities are comprised of the following:

	For the Six Months Ended
	June 30,
	2004	2003
	(dollars in thousands)
Tax benefit of stock option exercises	$10,868	$391
Notes issued with acquisitions	—	316

8. Stock Repurchase Program

     On February 23, 2004, the Company’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. The program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors. The extent to which the Company repurchases its shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. The repurchased shares will be immediately retired. During the six months ended June 30, 2004, the Company repurchased and retired a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million.

9. Commitments and Contingencies

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

10. Subsequent Event – Regulatory Changes

     On August 2, 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced final regulatory changes applicable to long-term acute care hospitals operated as “hospitals within hospitals” (“HIHs”) or as “satellites.” Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final rule eliminates the current standards concerning performance of basic hospital functions as applied to long-term acute care HIHs and satellites and, subject to certain exceptions, provides these facilities with lower rates of reimbursement for Medicare admissions from their hosts that are in excess of specified percentages. For new long-term acute care HIHs and satellites, the admissions threshold will be 25%. For existing long-term acute care HIHs and satellites and those under development that meet specified criteria, the admissions threshold will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, there is no admissions threshold except as may apply under current HIH separateness criteria; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the admissions threshold is the lesser of the percentage of patients admitted from the host during fiscal year 2004 or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the admissions threshold is the lesser of the percentage of patients admitted from the host during fiscal year 2004 or 50%; and (iv) for discharges during the cost reporting period beginning on or after October 1, 2007, the admissions threshold is 25%. The new rules are complex and the Company is currently evaluating the effects of the new rules on the hospitals it operates and potential changes to existing operations in order to adapt to the new rules. At June 30, 2004, the Company operated 82 long-term acute care hospitals. Of this total, 78 were operated as HIH’s.

11. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The Company conducts a significant portion of its business through its subsidiaries. Following is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2004 and for the six months ended June 30, 2004 and 2003.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

     The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2004:

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
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
TJ Corporation I, LLC.
U.S. Regional Occupational Health II, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2004
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$92,095	$69,461	$6,389	$—		$167,945
Accounts receivable, net	(226)	227,402	11,540	—		238,716
Current deferred tax asset	13,683	47,901	2,203	—		63,787
Prepaid taxes	22,239	(20,994)	6,504	—		7,749
Other current assets	5,905	12,808	4,205	—		22,918

Total Current Assets	133,696	336,578	30,841	—		501,115
Property and equipment, net	9,304	149,972	17,052	—		176,328
Investment in affiliates	564,236	59,388		(623,624)	(a)	—
Goodwill	5,853	250,880	47,369	—		304,102
Trademark	—	58,875	—	—		58,875
Other intangibles	—	21,143	—	—		21,143
Non-current deferred tax asset	1,789	3,586	(1,397)	—		3,978
Other assets	11,828	5,475	1,013	—		18,316

Total Assets	$726,706	$885,897	$94,878	$(623,624)		$1,083,857

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$17,867	$—	$—	$—		$17,867
Current portion of long-term debt and notes payable	1,380	2,673	485	—		4,538
Accounts payable	1,362	39,648	6,473	—		47,483
Intercompany accounts	128,369	(126,265)	(2,104)	—		—
Accrued payroll	1,266	48,924	174	—		50,364
Accrued vacation	2,534	19,480	1,641	—		23,655
Accrued restructuring	—	7,597	—	—		7,597
Accrued other	26,003	52,635	2,490	—		81,128
Due to third party payors	6,055	50,438	(12,214)	—		44,279

Total Current Liabilities	184,836	95,130	(3,055)	—		276,911
Long-term debt, net of current portion	92,853	234,078	24,218	—		351,149

Total Liabilities	277,689	329,208	21,163	—		628,060
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	145	6,635	—		6,780
Stockholders’ Equity:
Common stock	1,013	—		—		1,013
Capital in excess of par	269,530	—		—		269,530
Retained earnings	175,948	165,953	37,914	(203,867)	(b)	175,948
Subsidiary investment	—	390,591	29,166	(419,757)	(a)(b)	—
Accumulated other comprehensive loss	2,526	—		—		2,526

Total Stockholders’ Equity	449,017	556,544	67,080	(623,624)		449,017

Total Liabilities and Stockholders’ Equity	$726,706	$885,897	$94,878	$(623,624)		$1,083,857

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2004
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Net operating revenues	$22	$724,564	$116,079	$—		$840,665

Costs and expenses:
Cost of services	—	559,425	93,692	—		653,117
General and administrative	24,550	995	—	—		25,545
Bad debt expense	—	22,543	837	—		23,380
Depreciation and amortization	1,288	15,429	2,426	—		19,143

Total costs and expenses	25,838	598,392	96,955	—		721,185

Income (loss) from operations	(25,816)	126,172	19,124	—		119,480
Other income and expense:
Intercompany interest and royalty fees	14,800	(14,774)	(26)	—		—
Intercompany management fees	(50,684)	48,787	1,897	—		—
Interest income	(620)	(231)	—	—		(851)
Interest expense	5,178	10,164	1,411	—		16,753

Income before minority interests and income taxes	5,510	82,226	15,842	—		103,578
Minority interest in consolidated subsidiary companies	—	166	1,986	—		2,152

Income before income taxes	5,510	82,060	13,856	—		101,426
Income tax expense	4,877	33,482	2,526	—		40,885
Equity in earnings of subsidiaries	59,908	7,053	—	(66,961)	(a)	—

Net income	$60,541	$55,631	$11,330	$(66,961)		$60,541

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2004
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Operating activities
Net income	$60,541	$55,631	$11,330	$(66,961	)(a)	$60,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,288	15,429	2,426	—		19,143
Provision for bad debts	—	22,543	837	—		23,380
Minority interests	—	166	1,986	—		2,152
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(59,908)	(7,053)	—	66,961	(a)	—
Intercompany	16,230	(6,761)	(9,469)	—		—
Accounts receivable	258	(45,231)	14,324	—		(30,649)
Other current assets	(1,732)	1,144	5,005	—		4,417
Other assets	1,897	1,430	(69)	—		3,258
Accounts payable	(7,097)	(4,481)	(452)	—		(12,030)
Due to third-party payors	—	(809)	(9,861)	—		(10,670)
Accrued expenses	(892)	(115)	(561)	—		(1,568)
Income taxes	6,087	—	379	—		6,466

Net cash provided by operating activities	16,672	31,893	15,875	—		64,440

Investing activities
Purchases of property and equipment, net	(2,880)	(15,031)	(1,221)	—		(19,132)
Earnout payments	—	(2,876)	—	—		(2,876)
Proceeds from sale of membership interests	—	4,811	—	—		4,811
Acquisition of businesses, net of cash acquired	—	—	(122)	—		(122)

Net cash used in investing activities	(2,880)	(13,096)	(1,343)	—		(17,319)

Financing activities
Intercompany debt reallocation	9,210	(7,713)	(1,497)	—		—
Net repayments on credit facility debt	—	—	(8,483)	—		(8,483)
Principal payments on seller and other debt	—	(2,501)	(132)	—		(2,633)
Repurchases of common stock	(48,058)	—	—	—		(48,058)
Proceeds from issuance of common stock	15,041	—	—	—		15,041
Payment of common stock dividends	(6,153)	—	—	—		(6,153)
Proceeds from bank overdrafts	6,440	—	—	—		6,440
Distributions to minority interests	—	—	(671)	—		(671)

Net cash used in financing activities	(23,520)	(10,214)	(10,783)	—		(44,517)

Effect of exchange rate changes on cash and cash equivalents	(166)	—	—	—		(166)

Net increase (decrease) in cash and cash equivalents	(9,894)	8,583	3,749	—		2,438
Cash and cash equivalents at beginning of period	101,989	60,878	2,640	—		165,507

Cash and cash equivalents at end of period	$92,095	$69,461	$6,389	$—		$167,945

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2003
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Net operating revenues	$5,005	$527,933	$105,587	$—		$638,525

Costs and expenses:
Cost of services	—	422,424	88,063	—		510,487
General and administrative	21,127	—	—	—		21,127
Bad debt expense	—	21,244	3,276	—		24,520
Depreciation and amortization	1,374	11,383	1,949	—		14,706

Total costs and expenses	22,501	455,051	93,288	—		570,840

Income (loss) from operations	(17,496)	72,882	12,299	—		67,685
Other income and expense:
Intercompany interest and royalty fees	11,964	(11,974)	10	—		—
Intercompany management fees	(31,646)	30,032	1,614	—		—
Interest income	(180)	(162)	—	—		(342)
Interest expense	3,633	5,833	2,582	—		12,048

Income (loss) before minority interests and income taxes	(1,267)	49,153	8,093	—		55,979
Minority interest in consolidated subsidiary companies	—	123	1,414	—		1,537

Income (loss) before income taxes	(1,267)	49,030	6,679	—		54,442
Income tax expense	138	19,235	1,984	—		21,357
Equity in earnings of subsidiaries	34,490	1,709	—	(36,199	)(a)	—

Net income	$33,085	$31,504	$4,695	$(36,199)		$33,085

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2003
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Operating activities
Net income	$33,085	$31,504	$4,695	$(36,199	)(a)	$33,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	11,383	1,949	—		14,706
Provision for bad debts	—	21,244	3,276	—		24,520
Minority interests	—	123	1,414	—		1,537
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(34,490)	(1,709)	—	36,199	(a)	—
Intercompany	65,326	(58,239)	(7,087)	—		—
Accounts receivable	(255)	19,401	(1,266)	—		17,880
Other current assets	614	(387)	199	—		426
Other assets	177	298	386	—		861
Accounts payable	(1,143)	(154)	29	—		(1,268)
Due to third-party payors	8,049	(4,950)	2,163	—		5,262
Accrued expenses	3,099	1,865	2,158	—		7,122
Income taxes	(11,063)	—	(1,796)	—		(12,859)

Net cash provided by operating activities	64,773	20,379	6,120	—		91,272

Investing activities
Purchases of property and equipment, net	(3,247)	(9,385)	(2,574)	—		(15,206)
Proceeds from disposal of assets	2,400	—	—	—		2,400
Earnout payments	—	(429)	—	—		(429)
Acquisition of businesses, net of cash acquired	—	(3,596)	(190)	—		(3,786)

Net cash used in investing activities	(847)	(13,410)	(2,764)	—		(17,021)

Financing activities
Intercompany debt reallocation	7,800	(6,855)	(945)	—		—
Net repayments on credit facility debt	(32,402)	—	(1,789)	—		(34,191)
Principal payments on seller and other debt	—	(2,114)	—	—		(2,114)
Proceeds from issuance of common stock	2,125	—	—	—		2,125
Repayment of bank overdrafts	(4,356)	—	—	—		(4,356)
Distributions to minority interests	—	—	(775)	—		(775)

Net cash used in financing activities	(26,833)	(8,969)	(3,509)	—		(39,311)

Effect of exchange rate changes on cash and cash equivalents	349	—	—	—		349

Net increase (decrease) in cash and cash equivalents	37,442	(2,000)	(153)	—		35,289
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$62,820	$26,022	$2,509	$—		$91,351

(a)	Elimination of equity in earnings of subsidiary.

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

Overview

     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of June 30, 2004 we operated 82 long-term acute care hospitals in 25 states, four acute medical rehabilitation hospitals in New Jersey and 761 outpatient rehabilitation clinics in 26 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.

     We manage the company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the six months ended June 30, 2004, we had net operating revenues of $840.7 million. Of this total, we earned approximately 65% of our net operating revenues from our specialty hospitals and approximately 34% from our outpatient rehabilitation business.

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

     On August 2, 2004, the Center for Medicare & Medicaid Services (“CMS”) adopted final regulatory changes applicable to long-term acute care hospitals (“LTACH”) that are operated as “hospitals within hospitals” or as “satellites.” The new rules will be effective for hospital cost reporting periods beginning on or after October 1, 2004. For existing long-term acute care hospitals operated as “hospitals within hospitals,” the admissions thresholds will be phased in over a four-year period starting with cost reporting periods beginning on or after October 1, 2004. The new rules are complex and we are currently evaluating the effects of the new rules on the LTACH “hospitals within hospitals” that we operate and potential changes to existing operations to adapt to the new rules. We operated 78 LTACHs as “hospitals within hospitals” at June 30, 2004. For a discussion of the regulatory changes, see “Regulatory Changes.”

     For the three months ended June 30, 2004, our net operating revenues increased 28.3%, income from operations increased 62.7%, net income increased 66.2% and diluted earnings per share increased 61.1% compared to the three months ended June 30, 2003. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment, we experienced growth in patient days and admissions that resulted from the expansion of the number of hospitals we operate. Additionally, the inclusion of the Kessler acquired hospitals and an increase in our revenue per patient day contributed to the growth in this segment. Income from operations in our specialty hospital segment increased because of the higher operating margins generated by the Kessler rehabilitation hospitals and the improved operating margins we are generating in our long-term acute care hospitals under the new prospective payment reimbursement system. Our outpatient segment experienced an increase in income from operations that resulted from the addition of the Kessler outpatient operations.

     For the six months ended June 30, 2004, our net operating revenues increased 31.7%, income from operations increased 76.5%, net income increased 83.0% and diluted earnings per share increased 69.7%

compared to the six months ended June 30, 2003. Our growth for the six month period occurred as a result of factors that are consistent with those described above for the current quarter ended June 30, 2004.

     For the six months ended June 30, 2004, our cash flow from operations was $64.4 million. Our operating cash flow was consistent with our operating profit. In the past, our operating cash flows have exceeded our operating profit as we benefited from reductions in accounts receivable days outstanding. During the quarter we also continued our stock repurchase program and repurchased an additional 2,149,900 shares for $28.1 million. This brings the total number of shares repurchased to 3,399,400 for an aggregate cost, including fees and commissions, of $48.1 million. Additional explanation and analysis of these topics are found in the following discussion.

     The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities and closures/sales/consolidations. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Specialty Hospital Data
# of Hospitals — Start of Period	83	72	83	72
# of Hospital Start-ups	3	4	3	4
# of Hospitals Closed	—	(1)	—	(1)

# of Hospitals — End of Period	86	75	86	75

# of Licensed Beds	3,359	2,758	3,359	2,758
# of Admissions	8,306	6,117	17,044	12,075
# of Patient Days	204,525	167,945	417,252	333,763
Average Length of Stay	24	27	24	28
Net Revenue Per Patient Day (a)	$1,285	$1,138	$1,264	$1,122
Occupancy Rate	69%	70%	70%	70%
% Patient Days – Medicare	73%	77%	74%	77%
Outpatient Rehabilitation Data
# of Clinics Owned — Start of Period	741	708	758	679
# of Clinics Acquired	—	—	2	33
# of Clinic Start-ups	9	11	13	17
# of Clinics Closed/Sold/Consolidated	(22)	(12)	(45)	(22)

# of Clinics Owned — End of Period	728	707	728	707
# of Clinics Managed — End of Period	33	30	33	30

Total # of Clinics (All) – End of Period	761	737	761	737

# of Visits (U.S.)	993,237	1,019,028	1,997,343	2,000,600
Net Revenue Per Visit (U.S.) (b)	$89	$88	$90	$88

(a)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days. For purposes of this computation, hospital patient service revenue excludes the net operating revenues and patient days of the one skilled nursing facility operated as part of this segment and net revenue for outpatient services provided at the hospitals.

(b)	Net revenue per visit (U.S.) is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

     Our goal historically has been to open approximately eight to ten new long-term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. As a result of the regulatory changes adopted by CMS on August 2, 2004, we are evaluating the effect of the new rules on our “hospital within a hospital” model including the mix and pace of development of future LTACHs. The regulatory changes are complex and we are currently evaluating the effects of the new rules on our LTACH development strategy. We also may open new specialty hospitals in freestanding buildings. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. With the acquisition of the four acute medical rehabilitation hospitals through the Kessler transaction, we are also evaluating opportunities to develop additional freestanding acute medical rehabilitation hospitals. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

Regulatory Changes

     On August 2, 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced final regulatory changes applicable to long-term acute care hospitals operated as “hospitals within hospitals” (“HIHs”) or as “satellites.” Under current rules, an HIH must establish itself as a hospital separate from its host by, among other things, obtaining separate licensure and certification, maintaining a separate governance and administration, and demonstrating that it performs its own basic hospital functions, either by limiting the services it purchases directly from its host to 15% of its total operating costs or by limiting the number of patient admissions from its host to 25% of total admissions. Historically, most of our HIHs have satisfied the basic hospital functions standard by meeting the 15%-of-costs test. A “satellite” facility must not only satisfy standards that demonstrate its separateness from its host but must also meet requirements that show its integration with the main provider hospital of which it is a part. Sixteen of our long-term acute care hospitals operate as satellites.

     Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final rule eliminates the current standards concerning performance of basic hospital functions as applied to long-term acute care HIHs and satellites and, subject to certain exceptions, provides these facilities with lower rates of reimbursement for Medicare admissions from their hosts that are in excess of specified percentages. For new long-term acute care HIHs and satellites, the admissions threshold will be 25%. For existing long-term acute care HIHs and satellites and those under development that meet specified criteria, the admissions threshold will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting periods beginning on or after October 1, 2004 and before October 1, 2005, there is no admissions threshold except as may apply under current HIH separateness criteria; (ii) for discharges during the cost reporting periods beginning on or after October 1, 2005 and before October 1, 2006, the admissions threshold is the lesser of the percentage of patients admitted from the host during fiscal year 2004 or 75%; (iii) for discharges during the cost reporting periods beginning on or after October 1, 2006 and before October 1, 2007, the admissions threshold is the lesser of the percentage of patients admitted from the host during fiscal year 2004 or 50%; and (iv) for discharges during the cost reporting periods beginning on or after October 1, 2007, the admissions threshold is 25%.

     The final rule establishes several exceptions to the Medicare admissions thresholds. First, patients on whose behalf an outlier payment was made to the host will not be counted toward any admissions threshold.

Second, HIHs and satellites located in rural areas will be subject to no lower than a 50% admissions threshold. Third, the admissions threshold applicable to HIHs and satellites whose host hospital is the only other (or the dominant) hospital in its Metropolitan Statistical Area (“MSA”) will be the percentage of total Medicare discharges in the MSA that are from the host, subject to a minimum of 25% and a maximum of no lower than 50%. In its preamble to the final rule, CMS also stated its intention to evaluate and discuss in the proposed fiscal year 2006 update to the long-term acute care prospective payment system recommendations made by the Medicare Payment Advisory Commission in its June 2004 Report to the Congress concerning the development of new facility and clinical criteria to define long-term acute care.

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

     Net operating revenues generated directly from the Medicare program from all segments represented approximately 47% and 45% of net operating revenues for the six months ended June 30, 2004 and 2003, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

     Approximately 68% of our specialty hospital revenues for both the six months ended June 30, 2004 and 2003 were received in respect of services provided to Medicare patients. For the quarter ended June 30, 2004, all of our Medicare payments are being paid under a prospective payment system. For the quarter ended June 30, 2003, approximately 45% was paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report was filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Substantially all of our Medicare cost reports are settled through 2000. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference.

     On August 30, 2002, CMS published final regulations establishing a prospective payment system for Medicare payment of long-term acute care hospitals (“LTCH-PPS”), which replaces the reasonable cost-based payment system previously in effect. Under LTCH-PPS, each discharged patient will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the reasonable cost-based payment system. As of July 1, 2004, 80 of our long-term acute care hospitals have implemented LTCH-PPS. We expect that the remaining two hospitals, both of which opened in 2004, will eventually be certified as long-term acute care hospitals when conditions for qualification have been met.

     As of June 30, 2004 and December 31, 2003 we had a net amount due to Medicare of $29.2 million and $33.9 million, related to our specialty hospitals. We recorded this amount as due to third party payors on our balance sheet.

     Other revenue primarily represents amounts we have received for other services, which include sales of computer software, home medical equipment, orthotics, prosthetics and infusion/intravenous services.

  Insurance

     Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At June 30, 2004 and December 31, 2003, we have recorded a liability of $37.7 million and $29.8 million, respectively, for our estimated losses under these insurance programs.

  Bad Debts

     We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

  Related Party

     We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $1.1 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $19.0 million through 2014. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (a)	77.5%	79.2%	77.7%	80.0%
General and administrative	3.3%	3.5%	3.0%	3.3%
Bad debt expense	2.8%	3.8%	2.8%	3.8%
Depreciation and amortization	2.1%	2.2%	2.3%	2.3%

Income from operations	14.3%	11.3%	14.2%	10.6%
Interest expense, net	1.6%	1.7%	1.9%	1.8%

Income before minority interests, and income taxes	12.7%	9.6%	12.3%	8.8%
Minority interests	0.3%	0.2%	0.2%	0.3%

Income before income taxes	12.4%	9.4%	12.1%	8.5%
Income tax expense	5.0%	3.7%	4.9%	3.3%

Net income	7.4%	5.7%	7.2%	5.2%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2004	2003	Change	2004	2003	Change
			(dollars in thousands)
Net operating revenues:
Specialty hospitals	$271,353	$191,763	41.5%	$544,256	$375,191	45.1%
Outpatient rehabilitation	144,279	132,047	9.3	289,943	257,622	12.5
Other	3,040	2,408	26.2	6,466	5,712	13.2

Total company	$418,672	$326,218	28.3%	$840,665	$638,525	31.7%

Income (loss) from operations:
Specialty hospitals	$54,375	$27,162	100.2%	$107,690	$49,021	119.7%
Outpatient rehabilitation	20,728	20,292	2.1	40,067	36,880	8.6
Other	(15,143)	(10,607)	(42.8)	(28,277)	(18,216)	(55.2)

Total company	$59,960	$36,847	62.7%	$119,480	$67,685	76.5%

Adjusted EBITDA: (b)
Specialty hospitals	$58,605	$30,708	90.8%	$116,989	$56,194	108.2%
Outpatient rehabilitation	24,170	23,391	3.3	47,078	42,894	9.8
Other	(14,101)	(10,060)	(40.2)	(25,444)	(16,697)	(52.4)
Adjusted EBITDA margins: (b)
Specialty hospitals	21.6%	16.0%	35.0%	21.5%	15.0%	43.3%
Outpatient rehabilitation	16.8	17.7	(5.1)	16.2	16.6	(2.4)
Other	N/M	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$525,438	$293,106		$525,438	$293,106
Outpatient rehabilitation	368,098	333,686		368,098	333,686
Other	190,321	111,068		190,321	111,068

Total company	$1,083,857	$737,860		$1,083,857	$737,860

Purchases of property and equipment, net:
Specialty hospitals	$9,147	$4,529		$13,025	$7,416
Outpatient rehabilitation	1,406	1,790		3,151	4,530
Other	817	1,914		2,956	3,260

Total company	$11,370	$8,233		$19,132	$15,206

The following tables reconcile net income to EBITDA for the Company and provides the calculation of our EBITDA margin for each of the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$30,971	$18,631	$60,541	$33,085
Income tax expense	20,994	12,037	40,885	21,357
Interest expense, net	6,849	5,466	15,902	11,706
Depreciation and amortization	8,714	7,192	19,143	14,706

EBITDA (b)	$67,528	$43,326	$136,471	$80,854

Net revenue	$418,672	$326,218	$840,665	$638,525
EBITDA margin (b)	16.1%	13.3%	16.2%	12.7%

The following table reconciles same hospitals information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$271,353	$191,763	$544,256	$375,191
Less: Specialty hospitals opened or acquired after 1/1/03	55,639	289	107,236	289
Closed specialty hospital	—	10	—	1,473

Specialty hospitals same store net operating revenue	$215,714	$191,464	$437,020	$373,429

Adjusted EBITDA (b)
Specialty hospitals Adjusted EBITDA (b)	$58,605	$30,708	$116,989	$56,194
Less: Specialty hospitals opened or acquired after 1/1/03	11,678	(1,307)	24,283	(1,623)
Closed specialty hospital	—	(246)	—	(39)

Specialty hospitals same store Adjusted EBITDA (b)	$46,927	$32,261	$92,706	$57,856

All specialty hospitals Adjusted EBITDA margin (b)	21.6%	16.0%	21.5%	15.0%
Specialty hospitals same store Adjusted EBITDA margin (b)	21.8%	16.8%	21.2%	15.5%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization and minority interest. Minority interest is then deducted from Adjusted EBITDA to derive EBITDA. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our unaudited consolidated interim financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Operating Revenues

     Our net operating revenues increased by 28.3% to $418.7 million for the three months ended June 30, 2004 compared to $326.2 million for the three months ended June 30, 2003. The reasons for the increase in net operating revenues are discussed below.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 41.5% to $271.4 million for the three months ended June 30, 2004 compared to $191.8 million for the three months ended June 30, 2003. Net operating revenues for the 71 specialty hospitals opened before January 1, 2003 and operated throughout both periods increased 12.7% to $215.7 million for the three months ended June 30, 2004 from $191.5 million for the three months ended June 30, 2003. The increase in same hospital revenues resulted primarily from higher net revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under the LTCH-PPS. The remaining increase of $55.4 million resulted from the acquisition of the Kessler facilities, which contributed $38.2 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2003 and 2004.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 9.3% to $144.3 million for the three months ended June 30, 2004 compared to $132.0 million for the three months ended June 30, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $14.9 million of net operating revenue. Net revenue per visit in our U.S. based outpatient rehabilitation clinics increased to $89 for the three months ended June 30, 2004 compared to $88 for the three months ended June 30, 2003. The number of patient visits in these clinics for the three months ended June 30, 2004 were 993,237 compared to 1,019,028 visits for the three months ended June 30, 2003. Excluding the effects of the Kessler operations, the number of U.S. based visits would have been 899,484. This reflects an 11.7% decline in visits for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The majority of this decline is related to clinic closures, in addition, various market factors such as elimination of unprofitable contracts and competition from referring physicians who are now developing their own rehabilitation therapy practices have contributed to the decline.

     Other. Our other revenues increased to $3.0 million for the three months ended June 30, 2004 compared to $2.4 million for the three months ended June 30, 2003. The increase in revenues was related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $2.7 million of net operating revenues during the three months ended June 30, 2004. We experienced a decline of $2.2 million in Medicare net operating revenues associated with reimbursement for our general and administrative costs. This revenue item has been eliminated as a result of our long-term acute care hospitals converting to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

     Our operating expenses increased by 24.0% to $350.0 million for the three months ended June 30, 2004 compared to $282.2 million for the three months ended June 30, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler and the internal development of new specialty hospitals that commenced operations in 2003 and 2004. As a percentage of our net operating revenues, our operating expenses were 83.6% for the three months ended June 30, 2004 compared to 86.5% for the three months ended June 30, 2003. Cost of services as a percentage of operating revenues decreased to 77.5% for the three months ended June 30, 2004 from 79.2% for the three months ended June 30, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $26.4 million for the three months ended June 30, 2004 compared to $22.5 million for the three months ended June 30, 2003. This increase is principally related to our new hospitals that opened during 2003 and 2004 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.3% for the three months ended June 30, 2004 from 3.5% for the three months ended June 30, 2003. This decrease in general and administrative expense as a percentage of net operating revenue is the result of growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 2.8% for the three months ended June 30, 2004 compared to 3.8% for the three months ended June 30, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 55.9% to $67.5 million for the three months ended June 30, 2004 compared to $43.3 million for the three months ended June 30, 2003. Our EBITDA margins increased to 16.1% for the three months ended June 30, 2004 compared to 13.3% for the three months ended June 30, 2003. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Adjusted EBITDA increased by 90.8% to $58.6 million for the three months ended June 30, 2004 compared to $30.7 million for the three months ended June 30, 2003. Our Adjusted EBITDA margins increased to 21.6% for the three months ended June 30, 2004 from 16.0% for the three months ended June 30, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $46.9 million, an increase of 45.5% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. For additional information on LTCH-PPS see “Critical Accounting Matters – Sources of Revenue.” Our Adjusted EBITDA margin in these same store hospitals increased to 21.8% for the three months ended June 30, 2004 from 16.8% for the three months ended June 30, 2003.

     Outpatient Rehabilitation. Adjusted EBITDA increased by 3.3% to $24.2 million for the three months ended June 30, 2004 compared to $23.4 million for the three months ended June 30, 2003. Our Adjusted EBITDA margins were 16.8% for the three months ended June 30, 2004 compared to 17.7% for the three months ended June 30, 2003. This Adjusted EBITDA margin decline was the result of an increase in labor costs offset by a decline in bad debt expense. We have experienced an increase in labor costs due to increased competition for hiring therapists.

     Other. The Adjusted EBITDA loss was $14.1 million for the three months ended June 30, 2004 compared to a loss of $10.1 million for the three months ended June 30, 2003. This decrease in Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $2.2 million resulting from the implementation of LTCH-PPS and an increase in general and administrative costs of $2.3 million. The increase in general and administrative costs is principally related to an increase in incentive compensation tied to our improved performance.

Income from Operations

     Income from operations increased 62.7% to $60.0 million for the three months ended June 30, 2004 compared to $36.8 million for the three months ended June 30, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $1.5 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with the acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense increased by $1.7 million to $7.3 million for the three months ended June 30, 2004 from $5.6 million for the three months ended June 30, 2003. The increase in interest expense is the result of higher debt levels outstanding in 2004 compared to 2003 resulting from the issuance of $175.0 million of 71/2% senior subordinated notes due 2013 on August 12, 2003 to fund the Kessler acquisition, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

     Minority interests in consolidated earnings were $1.1 million for the three months ended June 30, 2004 compared to $0.7 million for the three months ended June 30, 2003. This increase is the result of the improved profitability of these jointly owned entities.

Income Taxes

     We recorded income tax expense of $21.0 million for the three months ended June 30, 2004. The expense represented an effective tax rate of 40.4%. We recorded income tax expense of $12.0 million for the three months ended June 30, 2003. This expense represented an effective tax rate of 39.2%. The effective tax rates in both 2004 and 2003 approximate the federal and state statutory tax rates. The increase in the effective tax rate is the result of a larger portion of our net income being earned in states with higher tax rates.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Operating Revenues

     Our net operating revenues increased by 31.7% to $840.7 million for the six months ended June 30, 2004 compared to $638.5 million for the six months ended June 30, 2003. The reasons for the increase in net operating revenues are discussed below.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 45.1% to $544.3 million for the six months ended June 30, 2004 compared to $375.2 million for the six months ended June 30, 2003. Net operating revenues for the 71 specialty hospitals opened before January 1, 2003 and operated throughout both periods increased 17.0% to $437.0 million for the six months ended June 30, 2004 from $373.4 million for the six months ended June 30, 2003. The increase in same hospital revenues resulted primarily from higher net revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. The remaining increase of $105.5 million resulted from the acquisition of the Kessler facilities, which contributed $76.0 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2003 and 2004.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 12.5% to $289.9 million for the six months ended June 30, 2004 compared to $257.6 million for the six months ended June 30, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $31.4 million of net operating revenue. Net revenue per visit in our U.S. based outpatient rehabilitation clinics increased to $90 for the six months ended June 30, 2004 compared to $88 for the six months ended June 30, 2003. The number of patient visits in these clinics for the six months ended June 30, 2004 were 1,997,343 visits compared to 2,000,600 visits for the six months ended June 30, 2003. Excluding the effects of the Kessler operations, the number of U.S. based visits would have been 1,804,238. This reflects a

9.8% decline in visits for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The majority of this decline is related to clinic closures, in addition, various market factors such as elimination of unprofitable contracts and competition from referring physicians who are now developing their own rehabilitation therapy practices have contributed to the decline.

     Other. Our other revenues increased to $6.5 million for the six months ended June 30, 2004 compared to $5.7 million for the six months ended June 30, 2003. The increase in revenues was related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $5.7 million of net operating revenues during the six months ended June 30, 2004. We experienced a decline of $5.0 million in Medicare net operating revenues associated with reimbursement for our general and administrative costs. This revenue item has been eliminated as a result of our long-term acute care hospitals converting to LTCH-PPS. See “Critical Accounting Matters-Sources of Revenue” for a further discussion of this change.

Operating Expenses

     Our operating expenses increased by 26.2% to $702.0 million for the six months ended June 30, 2004 compared to $556.1 million for the six months ended June 30, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler and the internal development of new specialty hospitals that commenced operations in 2003 and 2004. As a percentage of our net operating revenues, our operating expenses were 83.5% for the six months ended June 30, 2004 compared to 87.1% for the six months ended June 30, 2003. Cost of services as a percentage of operating revenues decreased to 77.7% for the six months ended June 30, 2004 from 80.0% for the six months ended June 30, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a greater rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $52.9 million for the six months ended June 30, 2004 compared to $44.7 million for the six months ended June 30, 2003. This increase is principally related to our new hospitals that opened during 2003 and 2004 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 3.0% for the six months ended June 30, 2004 from 3.3% for the six months ended June 30, 2003. This decrease in general and administrative expense as a percentage of net operating revenue is the result of growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 2.8% for the six months ended June 30, 2004 compared to 3.8% for the six months ended June 30, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 68.8% to $136.5 million for the six months ended June 30, 2004 compared to $80.9 million for the six months ended June 30, 2003. Our EBITDA margins increased to 16.2% for the six months ended June 30, 2004 compared to 12.7% for the six months ended June 30, 2003. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Adjusted EBITDA increased by 108.2% to $117.0 million for the six months ended June 30, 2004 compared to $56.2 million for the six months ended June 30, 2003. Our Adjusted EBITDA margins increased to 21.5% for the six months ended June 30, 2004 from 15.0% for the six months ended June 30, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $92.7 million, an increase of 60.2% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. For additional information on LTCH-PPS see “Critical Accounting Matters – Sources of Revenue.” Our Adjusted EBITDA margin in these same store hospitals increased to 21.2% for the six months ended June 30, 2004 from 15.5% for the six months ended June 30, 2003.

     Outpatient Rehabilitation. Adjusted EBITDA increased by 9.8% to $47.1 million for the six months ended June 30, 2004 compared to $42.9 million for the six months ended June 30, 2003. Our Adjusted EBITDA margins were 16.2% for the six months ended June 30, 2004 compared to 16.6% for the six months ended June 30, 2003. This Adjusted EBITDA margin decline was the result of an increase in labor costs offset by a decline in bad debt expense. We have experienced an increase in labor costs due to increased competition for hiring therapists.

     Other. The Adjusted EBITDA loss was $25.4 million for the six months ended June 30, 2004 compared to a loss of $16.7 million for the six months ended June 30, 2003. This decrease in Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $5.0 million resulting from the implementation of LTCH-PPS and an increase in general and administrative costs of $4.4 million.

Income from Operations

     Income from operations increased 76.5% to $119.5 million for the six months ended June 30, 2004 compared to $67.7 million for the six months ended June 30, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $4.4 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with the acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense increased by $4.8 million to $16.8 million for the six months ended June 30, 2004 from $12.0 million for the six months ended June 30, 2003. The increase in interest expense is the result of higher debt levels outstanding in 2004 compared to 2003 resulting from the issuance of $175.0 million of 71/2% senior subordinated notes due 2013 on August 12, 2003, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

     Minority interests in consolidated earnings were $2.2 million for the six months ended June 30, 2004 compared to $1.5 million for the six months ended June 30, 2003. This increase is the result of the improved profitability of these jointly owned entities.

Income Taxes

     We recorded income tax expense of $40.9 million for the six months ended June 30, 2004. The expense represented an effective tax rate of 40.3%. We recorded income tax expense of $21.4 million for the six months ended June 30, 2003. This expense represented an effective tax rate of 39.2%. The effective tax rates in both 2004 and 2003 approximate the federal and state statutory tax rates. The increase in the effective tax rate is the result of a larger portion of our net income being earned in states with higher tax rates.

Capital Resources and Liquidity

     For the six months ended June 30, 2004, operating activities provided $64.4 million of cash flow. Our accounts receivable days outstanding were 52 days at June 30, 2004 and December 31, 2003. Our accounts receivable days outstanding were 56 days at June 30, 2003 compared to 73 days at December 31, 2002. Because our days in accounts receivable at December 31, 2003 and June 30, 2004 were the same, our cash flow from operations did not benefit as it did in the comparable period last year from a reduction in accounts receivable days outstanding. Our cash flow from operations is comparable with our net income for the six months ended June 30, 2004 of $60.5 million, as we have been able to convert our revenue into cash on a timely basis. For the six months ended June 30, 2003, operating activities provided $91.3 million of cash flow. This substantial cash flow was generated because of our strong collection of accounts receivable during this period.

     Investing activities used $17.3 and $17.0 million of cash flow for the six months ended June 30, 2004 and 2003, respectively. This usage resulted from purchases of property and equipment of $19.1 and $15.2 million in 2004 and 2003, respectively, that relate principally to new hospital and clinic development. Additionally in 2004, we incurred $2.9 million in earn out payments and $0.1 million in acquisition costs. This compares to $0.4 million in earn out payments and $3.8 million of acquisition costs in the six months ended June 30, 2003. During the quarter ended June 30, 2004, we sold our interest in a joint venture that was part of the Kessler acquisition for $4.8 million.

     Financing activities used $44.5 million of cash for the six months ended June 30, 2004. This principally relates to the repurchase of our common stock during 2004 in accordance with the stock repurchase program we announced on February 23, 2004. During 2004, we have repurchased a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. The repurchase program provides for the repurchase of up to $80 million of our common stock through August 31, 2005. Additionally, during 2004, we repaid all outstanding balances under our credit facility of $8.5 million and repaid $2.6 million of seller loans. Cash dividend payments in the first six months of 2004 were $6.2 million. We had $15.0 million of cash flow from the issuance of common stock under our stock option plan. During the six months ended June 30, 2003, financing activities used $39.3 million of cash. This principally related to the repayment of our credit facility debt.

Capital Resources

     Net working capital increased to $224.2 million at June 30, 2004 compared to $188.4 million at December 31, 2003. The increase in working capital is principally related to the reduction in our current liabilities. A reduction in accounts payable and amounts due to third party payors were the primary contributors to the reduction in current liabilities. Our accounts payable balance was larger at December 31, 2003 due to a slow down in payable processing over the year-end holidays. The reduction in amounts due to third party payors is a result of filing and settling cost reports and refinements in the bi-weekly payments we receive from our Medicare fiscal intermediary related to our Medicare patients. We expect this liability to continue to decline over the next few quarters.

     At June 30, 2004, our credit facility consisted of a revolving credit facility of approximately $152.4 million. As of June 30, 2004 there were no borrowings under our credit facility. We have $12.5 million outstanding under letters of credit issued through the credit facility. As of June 30, 2004 we had the ability to borrow an additional $139.9 million under our revolving facility subject to certain limitations. The revolving credit facility terminates in September 2005. Borrowings under the credit facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests.

     During the six months ended June 30, 2004, our Board of Directors have declared and paid cash dividends of $0.06 per share.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements related to our routine operations and development activities for at least the next twelve months.

     Our goal historically has been to open eight to ten long-term acute care hospitals per year utilizing our “hospital within a hospital” model. A new long-term acute care hospital using the “hospital within a hospital” model has typically required approximately $3.6 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. As a result of the regulatory changes adopted by CMS on August 2, 2004, we are evaluating the effect of the new rules on our “hospital within a hospital” model including the mix and pace of development of future LTACHs. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $139.9 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

     We also have the ability to call our 91/2 % senior subordinated notes due 2009 on or after June 15, 2005. The redemption price would be $183.3 million on June 15, 2005. We currently intend to call the notes, although, our intentions may change based upon changes in our business, cash flows or interest rates over the next twelve months.

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

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operations, must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on our financial statements for the three and six months ended June 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. As of June 30, 2004 there were no borrowings under our credit facility.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The following table contains information regarding the Company’s repurchase of its common stock during the quarter.

				Approximate
				Dollar Value of
			Total Number of	Shares that
			Shares Purchased	May Yet be
	Total		as Part of	Purchased
	Number of	Average Price	Publicly	Under the
	Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs (a)	Programs
April 1 through April 30, 2004	—	—	—	$60,185,000
May 1 through May 31, 2004	2,149,900	$13.09	2,149,900	$32,044,000
June 1 through June 30, 2004	—	—	—	$32,044,000

Total	2,149,900	$13.09	2,149,900

(a) On, February 23, 2004, the Company’s Board of Directors authorized and publicly announced a program to repurchase up to $80.0 million of our common stock. This program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 10, 2004, the Company held its Annual Meeting of Stockholders. At this meeting the stockholders voted in favor of the following items listed and described in the Company’s Proxy statement dated April 19, 2004.

1) Election of Directors.

	For	Withheld
Russell L. Carson	90,085,844	5,993,700
Rocco A. Ortenzio	89,233,380	6,846,164
Leopold Swergold	91,527,904	4,551,640

     The following directors’ term of office as directors continued after this meeting:

David S. Chernow
Bryan C. Cressey
James E. Dalton, Jr.
Meyer Feldberg
Robert A. Ortenzio
Thomas A. Scully
LeRoy S. Zimmerman

2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	Against	Abstain
94,004,765	2,062,643	12,136

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

The exhibits to this report are listed in the Exhibit Index appearing on page 40 hereof.

     b. Reports on Form 8-K

     Form 8-K dated April 19, 2004, furnished pursuant to Item 9, attaching glossy pages accompanying the Company’s Form 10-K for distribution to stockholders.

     Form 8-K dated April 28, 2004, furnished pursuant to Item 12, in connection with our issuance of a press release on April 27, 2004 reporting our results for the three months ended March 31, 2004.

     Form 8-K dated May 12, 2004, furnished pursuant to Item 9, in connection with our issuance of a press release on May 11, 2004 announcing a proposed regulatory change by the Centers for Medicare & Medicaid Services.

     Form 8-K dated May 14, 2004, furnished pursuant to Item 9, in connection with our issuance of a press release on May 13, 2004 announcing the declaration of a quarterly cash dividend.

     Form 8-K dated June 15, 2004, furnished pursuant to Item 9, in connection with an investor presentation.

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

Scott A. Romberger
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 6, 2004

EXHIBIT INDEX

Exhibit	Description
10.1	Eighth Amendment dated as of May 27, 2004 to the credit agreement dated as of September 22, 2000 among Select Medical Corporation, Canadian Back Institute Limited, the Lenders party thereto, JP Morgan Chase Bank, JP Morgan Chase Bank, Toronto Branch, Banc of America Securities, LLC and CIBC, Inc.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.