Form 10-Q
period 2004-09-30
SELECT MEDICAL CORP
filed 2004-11-09
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2004

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

YES ☒  NO ☐

     As of October 31, 2004, the number of outstanding shares of the Registrant’s Common Stock was 101,907,859.

PART I            FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

SELECT MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$219,915	$165,507
Restricted cash	7,500	—
Accounts receivable, net of allowance for doubtful accounts of $108,256 and $111,517 in 2004 and 2003, respectively	225,942	230,171
Current deferred tax asset	62,977	61,699
Prepaid taxes	—	958
Other current assets	21,811	26,731

Total Current Assets	538,145	485,066
Property and equipment, net	165,175	174,902
Goodwill	302,383	306,251
Trademark	58,875	58,875
Other intangibles	20,286	22,876
Non-current deferred tax asset	3,047	6,603
Other assets	18,147	24,425

Total Assets	$1,106,058	$1,078,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$8,548	$11,427
Current portion of long-term debt and notes payable	4,358	10,267
Accounts payable	45,739	59,569
Accrued payroll	59,289	53,260
Accrued vacation	22,118	21,529
Accrued medical malpractice	13,822	12,777
Accrued restructuring	6,110	10,375
Accrued other	71,040	65,531
Income taxes payable	2,047	—
Due to third party payors	33,533	51,951

Total Current Liabilities	266,604	296,686
Long-term debt, net of current portion	351,150	357,236

Total Liabilities	617,754	653,922
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	7,210	5,901
Stockholders’ Equity:
Common stock - $.01 par value: Authorized shares - 200,000,000 in 2004 and 2003 Issued shares - 101,856,000 and 102,219,000 in 2004 and 2003, respectively	1,019	1,022
Capital in excess of par	274,134	291,519
Retained earnings	200,709	121,560
Accumulated other comprehensive income	5,232	5,074

Total Stockholders’ Equity	481,094	419,175

Total Liabilities and Stockholders’ Equity	$1,106,058	$1,078,998

See accompanying notes.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net operating revenues	$407,570	$352,402	$1,241,276	$990,927

Costs and expenses:
Cost of services	318,541	282,006	965,848	792,493
General and administrative	10,945	11,124	36,490	32,251
Bad debt expense	12,857	13,636	36,056	38,156
Depreciation and amortization	10,264	8,731	29,533	23,437

Total costs and expenses	352,607	315,497	1,067,927	886,337

Income from operations	54,963	36,905	173,349	104,590
Other income and expense:
Equity in earnings from joint ventures	—	(334)	—	(334)
Interest income	(634)	(284)	(1,485)	(626)
Interest expense	8,632	6,426	25,385	18,474

Income from continuing operations before minority interests and income taxes	46,965	31,097	149,449	87,076
Minority interest in consolidated subsidiary companies	620	356	2,772	1,893

Income from continuing operations before income taxes	46,345	30,741	146,677	85,183
Income tax expense	18,674	12,146	59,121	33,503

Income from continuing operations	27,671	18,595	87,556	51,680
Income from discontinued operations, net of tax	146	18	802	18

Net income	$27,817	$18,613	$88,358	$51,698

Net income per common share:
Basic:
Income per share from continuing operations	$0.27	$0.19	$0.85	$0.54
Income per share from discontinued operations	—	—	0.01	—

Net income per share	$0.27	$0.19	$0.86	$0.54

Diluted
Income per share from continuing operations	$0.26	$0.18	$0.82	$0.51
Income per share from discontinued operations	—	—	0.01	—

Net income per share	$0.26	$0.18	$0.83	$0.51

Dividends per share	$0.03	$—	$0.09	$—
Weighted average shares outstanding:
Basic	101,664	98,697	102,248	96,033
Diluted	105,179	105,131	106,522	102,367

See accompanying notes.

Select Medical Corporation

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(dollars in thousands)
(unaudited)

					Accumulated
		Common	Capital in		Other
	Common	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Stock	Value	Par	Earnings	Income	Income
Balance at December 31, 2003	102,219	$1,022	$291,519	$121,560	$5,074
Net income				88,358		$88,358
Other comprehensive income					158	158

Total comprehensive income						$88,516

Issuance of common stock	3,036	31	17,963
Cash dividends				(9,209)
Repurchases of common stock	(3,399)	(34)	(48,024)
Valuation of non-employee options			151
Tax benefit of stock option exercises			12,525

Balance at September 30, 2004	101,856	$1,019	$274,134	$200,709	$5,232

See accompanying notes.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net income	$88,358	$51,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,467	23,513
Provision for bad debts	36,520	38,194
Minority interests	2,772	1,893
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(31,814)	10,927
Other current assets	5,556	941
Other assets	3,241	1,413
Accounts payable	(13,831)	8,901
Due to third-party payors	(20,112)	4,680
Accrued expenses	8,384	24,010
Income taxes	20,908	(1,933)

Net cash provided by operating activities	129,449	164,237

Investing activities
Purchases of property and equipment	(26,092)	(23,725)
Proceeds from disposal of assets	—	2,400
Proceeds from sale of business	11,554	—
Earnout payments	(2,983)	(429)
Proceeds from sale of membership interests	4,768	—
Acquisition of businesses, net of cash acquired	(325)	(232,226)

Net cash used in investing activities	(13,078)	(253,980)

Financing activities
Issuance of 7.5% Senior Subordinated Notes	—	175,000
Net repayments on credit facility debt	(8,483)	(64,415)
Payment of deferred financing fees	—	(5,578)
Principal payments on seller and other debt	(2,961)	(2,619)
Restricted cash	(7,500)	—
Proceeds from issuance of common stock	17,994	20,235
Repurchase of common stock	(48,058)	—
Payment of dividends	(9,209)	—
Repayment of bank overdrafts	(2,879)	(6,810)
Distributions to minority interests	(996)	(1,042)

Net cash provided by (used in) financing activities	(62,092)	114,771

Effect of exchange rate changes on cash and cash equivalents	129	358

Net increase in cash and cash equivalents	54,408	25,386
Cash and cash equivalents at beginning of period	165,507	56,062

Cash and cash equivalents at end of period	$219,915	$81,448

Supplemental Cash Flow Information
Cash paid for interest	$21,837	$11,493
Cash paid for income taxes	$40,832	$36,149

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     The unaudited condensed consolidated financial statements of Select Medical Corporation (the “Company”) as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

Restricted Cash

     Restricted cash consists of cash used to establish a trust fund, as required by the Company’s insurance program, for the purpose of paying professional and general liability losses and expenses incurred by the Company.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R) which replaced Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operations, must consolidate the entity in their financial statements. Prior to the issuance of FIN 46R, consolidation generally occurred when an enterprise controlled another entity through voting interests. The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the first reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on the Company’s financial statements for the three and nine month periods ended September 30, 2004.

Stock Option Plans

     During the nine months ended September 30, 2004, the Company granted stock options under its Second Amended and Restated 1997 Stock Option Plan totaling 3,704,000 shares of Common Stock at exercise prices ranging from $13.86 to $15.50 per share. In addition, the Company granted stock options under its 2002 Non-Employee Directors’ Plan totaling 110,800 shares of Common Stock at the exercise price of $15.50 per share.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income – as reported	$27,817	$18,613	$88,358	$51,698
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,292	8,461	15,336	10,369

Net income – pro forma	$22,525	$10,152	$73,022	$41,329

Weighted average grant-date fair value	$6.16	$6.51	$6.42	$6.41
Basic earnings per share – as reported	0.27	0.19	0.86	0.54
Basic earnings per share – pro forma	0.22	0.10	0.71	0.43
Diluted earnings per share – as reported	0.26	0.18	0.83	0.51
Diluted earnings per share – pro forma	0.21	0.10	0.69	0.40

Accumulated Other Comprehensive Income

     Accumulated other comprehensive income consists of cumulative translation adjustment gains associated with the Company’s Canadian operations of $5,232,000 and $5,123,000 at September 30, 2004 and December 31, 2003, respectively. Also, included in accumulated other comprehensive income at December 31, 2003 were unrealized losses on available-for-sale securities of $49,000, net of tax. Following is a reconciliation of net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$27,817	$18,613	$88,358	$51,698
Unrealized gains (losses) on available for sale securities	—	11	(4)	(100)
Realized losses on available for sale securities	—	—	53	—
Realized loss on interest rate swap	—	—	—	313
Changes in foreign currency translation	2,706	(28)	109	4,290

Total comprehensive income	$30,523	$18,596	$88,516	$56,201

3. Intangible Assets

     Amortization expense for intangible assets for the three months ended September 30, 2004 and 2003 was $857,000 and $760,000, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2004 and 2003 was $2,571,000 and $774,000, respectively. Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2004 will be approximately $3,429,000 and primarily relates to the amortization of the non-compete agreement associated with the acquisition of Kessler Rehabilitation Corporation that occurred in September 2003.

Intangible assets consist of the following:

	As of September 30, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
	(dollars in thousands)
Amortized intangible assets
Non-Compete agreements	$24,000	$(3,714)

Unamortized intangible assets
Goodwill	$302,383
Trademarks	58,875

Total	$361,258

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2004 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(dollars in thousands)
Balance as of December 31, 2003	$180,011	$125,656	$584	$306,251
Sale of business	(2,693)	—	—	(2,693)
Assignment of membership interests	(1,351)	—	—	(1,351)
Income tax benefits recognized	—	(2,897)	—	(2,897)
Earn-out payments	—	2,983	—	2,983
Translation adjustment	—	517	—	517
Other	—	(427)	—	(427)

Balance as of September 30, 2004	$175,967	$125,832	$584	$302,383

4. Restructuring Charges

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(dollars in thousands)
January 1, 2004	$5,805	$4,570	$10,375
Amounts paid in 2004	(2,051)	(2,214)	(4,265)

September 30, 2004	$3,754	$2,356	$6,110

The Company expects to pay out the remaining lease termination costs through 2007 and severance related to workforce reductions of 36 employees through 2005.

5. Segment Information

     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt, equity in earnings from joint ventures and minority interest. For the periods presented there were no special charges or loss on early retirement of debt that effect Adjusted EBITDA.

     The following table summarizes selected financial data for the Company’s reportable segments:

	Three Months Ended September 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$270,647	$133,522	$3,401	$407,570
Adjusted EBITDA	58,945	17,349	(11,067)	65,227
Total assets	509,050	367,578	229,430	1,106,058
Capital expenditures	5,397	1,219	344	6,960

	Three Months Ended September 30, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$220,967	$129,108	$2,327	$352,402
Adjusted EBITDA	38,376	16,862	(9,602)	45,636
Total assets	427,773	370,031	193,138	990,942
Capital expenditures	5,970	1,685	864	8,519

	Nine Months Ended September 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$807,944	$423,465	$9,867	$1,241,276
Adjusted EBITDA	174,966	64,427	(36,511)	202,882
Total assets	509,050	367,578	229,430	1,106,058
Capital expenditures	18,422	4,370	3,300	26,092

	Nine Months Ended September 30, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(dollars in thousands)
Net revenue	$596,158	$386,730	$8,039	$990,927
Adjusted EBITDA	94,570	59,756	(26,299)	128,027
Total assets	427,773	370,031	193,138	990,942
Capital expenditures	13,386	6,215	4,124	23,725

A reconciliation of net income to Adjusted EBITDA is as follows:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2004	2003	2004	2003
		(dollars in thousands)
Net income	$27,817	$18,613	$88,358	$51,698
Income from discontinued operations, net of tax	(146)	(18)	(802)	(18)
Income tax expense	18,674	12,146	59,121	33,503
Minority interest	620	356	2,772	1,893
Interest expense, net	7,998	6,142	23,900	17,848
Equity in earnings from joint ventures	—	(334)	—	(334)
Depreciation and amortization	10,264	8,731	29,533	23,437

Adjusted EBITDA	$65,227	$45,636	$202,882	$128,027

6. Net Income per Share

     The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$27,671	$18,595	$87,556	$51,680
Income from discontinued operations, net of tax	146	18	802	18

Net income	$27,817	$18,613	$88,358	$51,698

Denominator:
Denominator for basic earnings per share - weighted average shares	101,664	98,697	102,248	96,033
Effect of dilutive securities:
a) Stock options	3,515	6,434	4,274	5,466
b) Warrants	—	—	—	868

Denominator for diluted earnings per share-adjusted weighted average shares and assumed exercises	105,179	105,131	106,522	102,367

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Basic income per common share:
Income from continuing operations	$0.27	$0.19	$0.85	$0.54
Income from discontinued operations	—	—	0.01	—

Net income per common share	$0.27	$0.19	$0.86	$0.54

Diluted net income per common share:
Income from continuing operations	$0.26	$0.18	$0.82	$0.51
Income from discontinued operations	—	—	0.01	—

Diluted net income per common share	$0.26	$0.18	$0.83	$0.51

Anti-dilutive shares excluded in the computation of diluted income per common share	10,925	2,718	4,444	916

7. Supplemental Disclosures of Cash Flow Information

     Non-cash investing and financing activities are comprised of the following:

	For the Nine Months Ended
	September 30,
	2004	2003
	(dollars in thousands)
Tax benefit of stock option exercises	$12,525	$18,641
Notes issued with acquisitions	—	316
Liabilities assumed with acquisitions	—	39,217

8. Stock Repurchase Program

     On February 23, 2004, the Company’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. The program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors. The extent to which the Company repurchases its shares and the timing of any purchases will depend on prevailing market conditions and other corporate considerations. The Company anticipates funding for this program to come from available corporate funds, including cash on hand and future cash flow. The repurchased shares will be immediately retired. During the nine months ended September 30, 2004, the Company repurchased and retired a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. The Company did not repurchase any of its stock during the third quarter ended September 30, 2004. The Company will not purchase any of its stock under its share repurchase program during the pendency of the proposed merger, which is described in footnote 10.

9. Discontinued Operations

     On September 27, 2004, the Company sold the land, building and certain other assets and liabilities associated with its only skilled nursing facility for approximately $11.6 million. The skilled nursing facility was acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations. Previously, the operating results of this facility were included in the Company’s Specialty Hospitals segment. Summarized income statement information relating to discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net revenue	$3,467	$1,073	$10,426	$1,073

Income from discontinued operations before income tax expense	$249	$30	$1,343	$30
Income tax expense	103	12	541	12

Income from discontinued operations, net of tax	$146	$18	$802	$18

     10. Subsequent Event – Proposed Merger

     On October 18, 2004 the Company announced that it has signed an agreement to merge with a subsidiary of EGL Holding Company. EGL Holding Company is a new private company formed by an investment group led by Welsh, Carson, Anderson & Stowe, a private equity firm focused on investments in the healthcare sector, and including Thoma Cressey Equity Partners, a private equity firm and an existing stockholder of the Company, and certain members of the Company’s management, including Rocco Ortenzio and Robert Ortenzio. Under the terms of the merger agreement, each share of the Company’s common stock, other than certain shares held by the stockholders participating in the buying group, will be converted into the right to receive $18.00 per share in cash.

     The closing of the transaction is subject to various conditions contained in the merger agreement, including the approval by the holders of a majority of the Company’s shares (other than the stockholders continuing in EGL Holding Company), the closing of financing arrangements as set forth in bank commitment letters that have been received by EGL Holding Company, the closing of tender offers for and consent solicitations with respect to the Company’s public debt securities, the expiration of the applicable waiting period under the Hart-Scott-Rodino Act and other customary conditions. The transaction is expected to be completed in the first quarter of 2005.

11. Commitments and Contingencies

Other

     In February 2002, PHICO Insurance Company (“PHICO”), at the request of the Pennsylvania Insurance Department, was placed in liquidation by an order of the Commonwealth Court of Pennsylvania (“Liquidation Order”). The Company had placed its primary malpractice insurance coverage through PHICO from June 1998 through December 2000. In January 2001, these policies were replaced by policies issued with other insurers. Currently, the Company has approximately six unsettled cases in six states from the policy years covered by PHICO issued policies. The Liquidation Order refers these claims to the various state guaranty associations. These state guaranty association statutes generally provide for coverage between $100,000-$300,000 per insured claim, depending upon the state. Some states also have catastrophic loss funds to cover settlements in excess of the available state guaranty funds. Most state insurance guaranty statutes provide for net worth and residency limitations that, if applicable, may limit or prevent the Company from recovering from these state guaranty association funds. At this time, the Company believes that it will meet the requirements for coverage under most of the applicable state guarantee association statutes, and that the resolution of these claims will not have a material adverse effect on the Company’s financial position, cash flow or results of operations. However, because the rules related to state guaranty association funds are subject to interpretation, and because these claims are still in the process of resolution, the Company’s conclusions may change as this process progresses.

Litigation

     On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of the Company against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice and the Company. The complaint alleges, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites,” and the issuance of false and misleading statements about the financial outlook of the Company. The complaint seeks, among other things, damages in an unspecified amount, interest and attorney’s fees. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against this action.

     On October 18, 2004, Garco Investments, LLP filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the unaffiliated stockholders of the Company against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who are all of the Company’s directors, the Company and Welsh Carson Anderson & Stowe. The complaint alleges, among other things, that the Company’s directors violated their fiduciary duties by approving the merger agreement before engaging in a full and fair sale process or an active market check, and that Welsh Carson knowingly aided and abetted the alleged breaches of fiduciary duty committed by the director defendants. The complaint seeks, among other things, to enjoin the defendants from consummating the merger or, alternatively, to rescind the proposed merger in the event it has been consummated or award rescissory damages. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against this action.

     On November 3, 2004, Terrence C. Davey filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the unaffiliated stockholders of the Company against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who are all of the Company’s directors, the Company and Welsh Carson Anderson & Stowe. The complaint alleges, among other things, that the defendants have breached their fiduciary duties owed to the plaintiff and the stockholders of the Company and that the proposed merger consideration is not fair or adequate. The complaint seeks, among other things, to enjoin the defendants from consummating the merger or, alternatively, to rescind the proposed merger in the event it has been consummated or award rescissory damages. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend against this action.

     The Company carries director and officer insurance; however, because of the uncertain nature of the litigation, the Company cannot predict the outcome of these matters.

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

12. Regulatory Changes

     On August 2, 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced final regulatory changes applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites” (“HIHs”). Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final rule, subject to certain exceptions, provides long-term acute care HIHs with lower rates of reimbursement for Medicare admissions from their hosts that are in excess of specified percentages. For new long-term acute care HIHs, the Medicare admissions limitation will be 25%. For existing long-term acute care HIHs as of October 1, 2004 that meet specified criteria, which includes all of Select’s long-term acute care HIHs, the Medicare admissions limitations will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions limitation is the percentage of patients admitted from the host during Medicare fiscal year 2004; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions limitation is the lesser of the percentage of patients admitted from the host during Medicare fiscal year 2004 or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions limitation is the lesser of the percentage of patients admitted from the host during Medicare fiscal year 2004 or 50%; and (iv) for discharges during the cost reporting period beginning on or after October 1, 2007, the Medicare admissions limitation is 25%.

13. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries

     The 7 1/2% and the 9 1/2% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 1/2% and the 9 1/2% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”). The Subsidiary Guarantors are the same for both the 7 1/2% and the 9 1/2% Senior Subordinated Notes.

     The Company conducts a significant portion of its business through its subsidiaries. Following is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2004 and for the nine months ended September 30, 2004 and 2003.

     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented. The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2004 and for the nine months ended September 30, 2004 and 2003:

Caritas Rehab Services, LLC
Canadian Back Institute Limited
Cupertino Medical Center, P.C.
Elizabethtown Physical Therapy
Jeff Ayres, PT Therapy Center, Inc.
Jeffersontown Physical Therapy, LLC
Kentucky Orthopedic Rehabilitation, LLC.
Kessler Core PT, OT and Speech Therapy at New York, LLC
Langhorne, P.C
Lester OSM, P.C
Louisville Physical Therapy, P.S.C.
Medical Information Management Systems, LLC.
Metropolitan West Physical Therapy and Sports Medicine Services Inc.
Metro Therapy, Inc.
MKJ Physical Therapy, Inc.
New York Physician Services, P.C.
North Andover Physical Therapy, Inc.
OccuMed East, P.C.
Ohio Occupational Health, P.C., Inc.
Partners in Physical Therapy, PLLC
Philadelphia Occupational Health, P.C.
Rehabilitation Physician Services, P.C
Robinson & Associates, P.C.
Select Specialty Hospital – Central Pennsylvania, L.P.
Select Specialty Hospital – Houston, L.P.
Select Specialty Hospital – Mississippi Gulf Coast, Inc.
South Philadelphia, P.C.
Spring Physical Therapy, P.C.
Therex, P.C.
TJ Corporation I, LLC.
U.S. Regional Occupational Health II, P.C.
Waltham Physical Therapy Associates, Inc.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	September 30, 2004
	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Assets
Current Assets:
Cash and cash equivalents	$111,153	$99,202	$9,560	$—		$219,915
Restricted cash	7,500	—	—	—		7,500
Accounts receivable, net	178	213,473	12,291	—		225,942
Current deferred tax asset	13,466	47,651	1,860	—		62,977
Other current assets	3,832	12,714	5,265	—		21,811

Total Current Assets	136,129	373,040	28,976	—		538,145
Property and equipment, net	8,764	139,383	17,028	—		165,175
Investment in affiliates	564,136	59,403	—	(623,539	) (a)	—
Goodwill	5,853	247,429	49,101	—		302,383
Trademark	—	58,875	—	—		58,875
Other intangibles	—	20,286	—	—		20,286
Non-current deferred tax asset	1,666	2,809	(1,428)	—		3,047
Other assets	11,747	5,265	1,135	—		18,147

Total Assets	$728,295	$906,490	$94,812	$(623,539)		$1,106,058

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$8,548	$—	$—	$—		$8,548
Current portion of long-term debt and notes payable	1,380	2,493	485	—		4,358
Accounts payable	1,200	36,820	7,719	—		45,739
Intercompany accounts	129,767	(126,997)	(2,770)	—		—
Accrued payroll	900	58,244	145	—		59,289
Accrued vacation	2,448	17,923	1,747	—		22,118
Accrued medical malpractice	13,822	—	—	—		13,822
Accrued restructuring	—	6,110	—	—		6,110
Accrued other	14,846	52,682	3,512	—		71,040
Income taxes payable	(25,326)	35,768	(8,395)	—		2,047
Due to third party payors	6,053	31,843	(4,363)	—		33,533

Total Current Liabilities	153,638	114,886	(1,920)	—		266,604
Long-term debt, net of current portion	93,563	238,814	18,773	—		351,150

Total liabilities	247,201	353,700	16,853	—		617,754
Commitments and Contingencies
Minority interest in consolidated subsidiary companies	—	212	6,998	—		7,210
Stockholders’ Equity:
Common stock	1,019	—	—	—		1,019
Capital in excess of par	274,134	—	—	—		274,134
Retained earnings	200,709	187,989	41,793	(229,782	) (b)	200,709
Subsidiary investment	—	364,589	29,168	(393,757	) (a)	—
Accumulated other comprehensive loss	5,232	—	—	—		5,232

Total Stockholders’ Equity	481,094	552,578	70,961	(623,539)		481,094

Total Liabilities and Stockholders’ Equity	$728,295	$906,490	$94,812	$(623,539)		$1,106,058

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2004
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Net operating revenues	$25	$1,063,780	$177,471	$—		$1,241,276

Costs and expenses:
Cost of services	—	820,305	145,543	—		965,848
General and administrative	35,280	1,210	—	—		36,490
Bad debt expense	—	34,154	1,902	—		36,056
Depreciation and amortization	1,813	24,135	3,585	—		29,533

Total costs and expenses	37,093	879,804	151,030	—		1,067,927

Income (loss) from operations	(37,068)	183,976	26,441	—		173,349
Other income and expense:
Intercompany interest and royalty fees	22,060	(22,015)	(45)	—		—
Intercompany management fees	(79,073)	76,173	2,900	—		—
Interest income	(967)	(513)	(5)	—		(1,485)
Interest expense	7,870	15,662	1,853	—		25,385

Income from continuing operations before minority interests and income taxes	13,042	114,669	21,738	—		149,449
Minority interest in consolidated subsidiary companies	—	212	2,560	—		2,772

Income from continuing operations before income taxes	13,042	114,457	19,178	—		146,677
Income tax expense	8,151	47,001	3,969			59,121

Income from continuing operations	4,891	67,456	15,209	—		87,556
Income from discontinued operations, net of tax	—	802	—	—		802
Equity in earnings of subsidiaries	83,467	9,409	—	(92,876	) (a)	—

Net income	$88,358	$77,667	$15,209	$(92,876)		$88,358

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2004
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Operating activities
Net income	$88,358	$77,667	$15,209	$(92,876	)(a)	$88,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,813	24,069	3,585	—		29,467
Provision for bad debts	—	34,618	1,902	—		36,520
Minority interests	—	212	2,560	—		2,772
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(83,467)	(9,409)	—	92,876	(a)	—
Intercompany	26,856	(14,920)	(11,936)	—		—
Accounts receivable	(146)	(44,176)	12,508	—		(31,814)
Other current assets	341	1,270	3,945	—		5,556
Other assets	1,978	1,454	(191)	—		3,241
Accounts payable	(7,259)	(7,366)	794	—		(13,831)
Due to third-party payors	—	(18,102)	(2,010)	—		(20,112)
Accrued expenses	1,321	6,525	538	—		8,384
Income taxes	22,098	—	(1,190)	—		20,908

Net cash provided by operating activities	51,893	51,842	25,714	—		129,449

Investing activities
Purchases of property and equipment, net	(3,126)	(21,153)	(1,813)	—		(26,092)
Proceeds from sale of business	—	11,554	—	—		11,554
Earnout payments	—	(2,983)	—	—		(2,983)
Proceeds from sale of membership interests	—	4,768	—	—		4,768
Acquisition of businesses, net of cash acquired	—	—	(325)	—		(325)

Net cash used in investing activities	(3,126)	(7,814)	(2,138)	—		(13,078)

Financing activities
Intercompany debt reallocation	9,920	(2,983)	(6,937)	—		—
Net repayments on credit facility debt	—	—	(8,483)	—		(8,483)
Principal payments on seller and other debt	—	(2,721)	(240)	—		(2,961)
Restricted cash	(7,500)	—	—	—		(7,500)
Repurchases of common stock	(48,058)	—	—	—		(48,058)
Proceeds from issuance of common stock	17,994	—	—	—		17,994
Payment of common stock dividends	(9,209)	—	—	—		(9,209)
Repayment of bank overdrafts	(2,879)	—	—	—		(2,879)
Distributions to minority interests	—	—	(996)	—		(996)

Net cash used in financing activities	(39,732)	(5,704)	(16,656)	—		(62,092)

Effect of exchange rate changes on cash and cash equivalents	129	—	—	—		129

Net increase in cash and cash equivalents	9,164	38,324	6,920	—		54,408
Cash and cash equivalents at beginning of period	101,989	60,878	2,640	—		165,507

Cash and cash equivalents at end of period	$111,153	$99,202	$9,560	$—		$219,915

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2004
	Select Medical		Non-
	Corporation Company	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Net operating revenues	$6,145	$829,493	$155,289	$—		$990,927

Costs and expenses:
Cost of services	—	659,510	132,983	—		792,493
General and administrative	31,258	993	—	—		32,251
Bad debt expense	—	31,386	6,770	—		38,156
Depreciation and amortization	1,848	18,539	3,050	—		23,437

Total costs and expenses	33,106	710,428	142,803	—		886,337

Income (loss) from operations	(26,961)	119,065	12,486	—		104,590
Other income and expense:
Intercompany interest and royalty fees	18,236	(18,250)	14	—		—
Intercompany management fees	(45,661)	43,703	1,958	—		—
Equity in earnings from joint ventures	—	(334)	—	—		(334)
Interest income	(402)	(224)	—	—		(626)
Interest expense	6,107	8,930	3,437	—		18,474

Income (loss) from continuing operations before minority interests and income taxes	(5,241)	85,240	7,077	—		87,076
Minority interest in consolidated subsidiary companies	—	79	1,814	—		1,893

Income (loss) from continuing operations before income taxes	(5,241)	85,161	5,263	—		85,183
Income tax expense (benefit)	(1,304)	32,140	2,667	—		33,503
Income from discontinued operations, net of tax	—	18	—	—		18
Equity in earnings of subsidiaries	55,635	128	—	(55,763	)(a)	—

Net income	$51,698	$53,167	$2,596	$(55,763)		$51,698

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2004
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(dollars in thousands)
Operating activities
Net income	$51,698	$53,167	$2,596	$(55,763	)(a)	$51,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,848	18,615	3,050	—		23,513
Provision for bad debts	—	31,424	6,770	—		38,194
Minority interests	—	79	1,814	—		1,893
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(55,635)	(128)	—	55,763	(a)	—
Intercompany	(11,819)	17,271	(5,452)	—		—
Accounts receivable	(430)	10,300	1,057	—		10,927
Other current assets	540	(441)	842	—		941
Other assets	778	297	338	—		1,413
Accounts payable	(22)	9,024	(101)	—		8,901
Due to third-party payors	9,480	(8,820)	4,020	—		4,680
Accrued expenses	10,286	11,002	2,722	—		24,010
Income taxes	413	—	(2,346)	—		(1,933)

Net cash provided by operating activities	7,137	141,790	15,310	—		164,237

Investing activities
Purchases of property and equipment, net	(4,074)	(16,718)	(2,933)	—		(23,725)
Proceeds from disposal of assets	2,400	—	—	—		2,400
Earnout payments	—	(429)	—	—		(429)
Acquisition of businesses, net of cash acquired	—	(232,036)	(190)	—		(232,226)

Net cash used in investing activities	(1,674)	(249,183)	(3,123)	—		(253,980)

Financing activities
Intercompany debt reallocation	(115,862)	123,497	(7,635)	—		—
Issuance of 7.5% Senior Subordinated Notes	175,000	—	—	—		175,000
Payment of deferred financing costs	(5,578)	—	—	—		(5,578)
Net repayments on credit facility debt	(61,657)	—	(2,758)	—		(64,415)
Principal payments on seller and other debt	—	(2,551)	(68)	—		(2,619)
Proceeds from issuance of common stock	20,235	—	—	—		20,235
Repayment of bank overdrafts	(6,810)	—	—	—		(6,810)
Distributions to minority interests	—	—	(1,042)	—		(1,042)

Net cash provided by (used in) financing activities	5,328	120,946	(11,503)	—		114,771

Effect of exchange rate changes on cash and cash equivalents	358	—	—	—		358

Net increase in cash and cash equivalents	11,149	13,553	684	—		25,386
Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$36,527	$41,575	$3,346	$—		$81,448

(a)	Elimination of equity in earnings of subsidiary.

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

Forward Looking Statements

     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:

•	a change in government reimbursement for our services that would affect our revenue;

•	changes in Medicare admission guidelines for inpatient rehabilitation facilities may result in lost patient volume, operating revenues and profitability;

•	the failure of our long-term acute care hospitals to maintain their status as such, which could negatively impact our profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in increased costs and a significant use of internal resources;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	the effects of liability and other claims asserted against us;

•	private third party payors of our services may undertake cost containment initiatives that would decrease our revenue; and

•	future acquisitions may use significant resources and expose us to unforeseen risks.

•	risks associated with the closing of the proposed merger with EGL Acquisition Corp., a subsidiary of EGL Holding Company, including:

–	the possibility that the merger may not occur due to the failure of the parties to satisfy the conditions in the merger agreement;

–	the inability of EGL Holding Company or EGL Acquisition Corp. to obtain financing;

–	the failure of a majority of our 9 1/2% Senior Subordinated Notes and our 7 1/2% Senior Subordinated Notes to be tendered and accepted or the failure to successfully complete the consent solicitation regarding amendments to the indentures underlying such notes;

–	our failure to obtain required stockholder approvals; and

–	the occurrence of events that would have a material adverse effect on us as described in the merger agreement.

For a discussion of these and other factors affecting our business, see the section captioned “Risk Factors” in our Form 10-K under Item 1 – Business.

Non-GAAP Financial Measures

     The SEC recently adopted rules regarding the use of non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, which we use in this report. Prior to the quarter ended June 30, 2003, we had defined EBITDA as net income (loss) before interest, income taxes, depreciation and amortization, special charges, loss on early retirement of debt and minority interest, and used this measure to report our consolidated operating results as well as our segment results. We are now referring to this financial measure as Adjusted EBITDA. In order to comply with the new rules, we are now using EBITDA, defined as net income (loss) before interest, income taxes, depreciation and amortization, to report our consolidated operating results. However, SFAS 131 requires us to report our segment results in a manner consistent with management’s internal reporting of operating results to our chief operating decision maker (as defined under SFAS 131) for purposes of evaluating segment performance. Therefore, since we use Adjusted EBITDA to measure performance of our segments for internal reporting purposes, we have used Adjusted EBITDA to report our segment results. The difference between EBITDA and Adjusted EBITDA related to our segments for the periods presented in this report result only from equity in earnings from joint ventures, and minority interests, which are added back to EBITDA for our segments in the computation of Adjusted EBITDA. We did not experience any special charges or loss on early retirement of debt during the periods presented in this report.

Overview

     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of September 30, 2004 we operated 83 long-term acute care hospitals in 25 states, four acute medical rehabilitation hospitals in New Jersey and 750 outpatient rehabilitation clinics in 25 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.

     We manage the company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the nine months ended September 30, 2004, we had net operating revenues of $1,241 million. Of this total, we earned approximately 65% of our net operating revenues from our specialty hospitals and approximately 34% from our outpatient rehabilitation business.

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

     On August 2, 2004, the Center for Medicare & Medicaid Services (“CMS”) adopted final regulatory changes applicable to long-term acute care hospitals (“LTACHs”) that are operated as “hospitals within hospitals” or as “satellites.” The new rules will be effective for hospital cost reporting periods beginning on or after October 1, 2004. For existing long-term acute care hospitals operated as “hospitals within hospitals,” the admissions thresholds will be phased in over a four-year period starting with cost reporting periods beginning on or after October 1, 2004. The new rules are complex and we continue to evaluate the effects of the new rules on the LTACH “hospitals within hospitals” that we operate and consider potential changes to existing operations to adapt to the new rules which will become fully effective for cost reporting periods beginning on or after October 1, 2007. We operated 79 LTACHs as “hospitals within hospitals” at September 30, 2004. For a discussion of the regulatory changes, see “Regulatory Changes.”

     For the three months ended September 30, 2004, our net operating revenues increased 15.7%, income from operations increased 48.9%, net income increased 49.4% and diluted earnings per share increased 44.4% compared to the three months ended September 30, 2003. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment, we experienced growth in patient days and admissions that resulted from the expansion of the number of hospitals we operate. Additionally, the inclusion of the Kessler acquired hospitals and an increase in our revenue per patient day contributed to the growth in this segment. Income from operations in our specialty hospital segment increased because of the higher operating margins generated by the Kessler rehabilitation hospitals and the improved operating margins we are generating in our long-term acute care hospitals under the new prospective payment reimbursement system. Our outpatient segment experienced an increase in income from operations that resulted from the addition of the Kessler outpatient operations.

     For the nine months ended September 30, 2004, our net operating revenues increased 25.3%, income from operations increased 65.7%, net income increased 70.9% and diluted earnings per share from continuing operations increased 60.8% compared to the nine months ended September 30, 2003. Our growth for the nine month period occurred as a result of factors that are consistent with those described above for the current quarter ended September 30, 2004.

     For the nine months ended September 30, 2004, our cash flow from operations was $129.4 million. We did not repurchase any of our stock during the third quarter, and we will not repurchase any of our stock under our share repurchase program during the pendency of the proposed merger. For information on the proposed merger see “-Subsequent Event.” Since the inception of our stock repurchase program in February 2003 we have repurchased 3,399,400 shares for an aggregate cost, including fees and commissions, of $48.1 million.

     On September 27, 2004, we sold for $11.6 million the land, building and certain other assets and liabilities associated with a skilled nursing facility we acquired as part of the Kessler Rehabilitation Corporation acquisition. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations. Previously, the operating results of this facility were included in our specialty hospital segment.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Specialty Hospital Data (a)
# of Hospitals — Start of Period	86	75	83	72
# of Hospital Start-ups	1	2	4	6
# of Hospitals Acquired	—	4	—	4
# of Hospitals Closed	—	—	—	(1)

# of Hospitals — End of Period	87	81	87	81

# of Licensed Beds	3,403	3,151	3,403	3,151
# of Admissions	8,197	7,025	25,241	19,100
# of Patient Days	198,052	181,188	615,304	514,951
Average Length of Stay	24	26	24	27
Net Revenue Per Patient Day (b)	$1,338	$1,215	$1,287	$1,152
Occupancy Rate	63%	68%	68%	69%
% Patient Days – Medicare	74%	77%	74%	77%
Outpatient Rehabilitation Data
# of Clinics Owned — Start of Period	728	707	758	679
# of Clinics Acquired	2	92	4	125
# of Clinic Start-ups	3	5	16	22
# of Clinics Closed/Consolidated	(20)	(19)	(65)	(41)

# of Clinics Owned — End of Period	713	785	713	785
# of Clinics Managed — End of Period	37	29	37	29

Total # of Clinics (All) – End of Period	750	814	750	814

# of Visits (U.S.)	935,763	1,002,354	2,933,106	3,002,954
Net Revenue Per Visit (U.S.) (c)	$88	$87	$89	$88

(a)	Specialty hospitals consist of long-term acute care hospitals and acute medical rehabilitation hospitals. Revenues and Adjusted EBITDA for 2003 have been restated to exclude discontinued operations.

(b)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(c)	Net revenue per visit (U.S.) is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

     Our goal historically has been to open approximately eight to ten new long-term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. As a result of the regulatory changes adopted by CMS on August 2, 2004, we expect to open only four or five LTACHs in 2004. The Company now intends to open approximately four to five long-term acute care hospitals in 2005, primarily in settings where the HIH Rule would have little or no impact. The regulatory changes are complex and we are continuing to evaluate the effects of the new rules on our LTACH development strategy. We also may open new specialty hospitals in freestanding buildings. We also intend to open new clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. With the acquisition of the four acute medical rehabilitation hospitals through the Kessler transaction, we are also evaluating opportunities to develop additional freestanding acute medical rehabilitation hospitals. From time to time, we also intend to evaluate acquisition opportunities that may enhance the scale of our business and expand our geographic reach.

Regulatory Changes

     On August 2, 2004, the Centers for Medicare & Medicaid Services (“CMS”) announced final regulatory changes applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites” (“HIHs”). Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final rule, subject to certain exceptions, provides long-term acute care HIHs with lower rates of reimbursement for Medicare admissions from their hosts that are in excess of specified percentages. For new long-term acute care HIHs, the Medicare admissions limitation will be 25%. For existing long-term acute care HIHs as of October 1, 2004 that meet specified criteria, which includes all of Select’s long-term acute care HIHs, the Medicare admissions limitations will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions limitation is the percentage of patients admitted from the host during Medicare fiscal year 2004; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions limitation is the lesser of the percentage of patients admitted from the host during Medicare fiscal year 2004 or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions limitation is the lesser of the percentage of patients admitted from the host during Medicare fiscal year 2004 or 50%; and (iv) for discharges during the cost reporting period beginning on or after October 1, 2007, the Medicare admissions limitation is 25%.

      At September 30, 2004, we operated 83 long-term acute care hospitals. Of this total, 79 operated as HIHs. For the nine months ended September 30, 2004, approximately 60% of the Medicare admissions to the Company’s HIHs were from host hospitals. For the nine months ended September 30, 2004, approximately 8% of the Company’s HIHs admitted 25% or less of their Medicare patients from their host hospitals, approximately 29% of the Company’s HIHs admitted 50% or less of their Medicare patients from their host hospitals, and approximately 80% of the Company’s HIHs admitted 75% or less of their Medicare patients from their host hospitals. There are several factors that should be taken into account in evaluating this admissions data. First, the admissions data for the nine months ended September 30, 2004 is not necessarily indicative of the admissions mix these hospitals will experience in the future. Second, admissions data for the nine months ended September 30, 2004 includes six hospitals that were open for less than one year, and the data from these hospitals may not be indicative of the admissions mix these hospitals will experience over a longer period of time.

     The new Medicare host admission limitations are phased in over a four-year period. Our existing HIHs will be unaffected by the HIH Rule until cost reporting periods beginning on or after October 1, 2005, when the limitation on Medicare host admissions drops to 75%. Thus, the HIH Rule will have no effect on our 2004 financial results. Our HIHs have cost reporting periods that commence on various dates throughout the calendar year. Consequently, any effect of the new admissions limitations on our HIHs may be delayed depending on when a particular HIH’s cost reporting period begins. For example, although approximately 20% of the Company’s HIHs open at September 30, 2004 admitted more than 75% of their Medicare patients from their host hospitals during the nine months ended September 30, 2004, only five of such HIHs have cost reporting periods that will begin after October 1, 2005 and before December 31, 2005. As a result, the HIH Rule should have only a minimal impact on our 2005 financial results. In order to minimize the more significant impact of the HIH Rule in 2006 and for the subsequent years, we intend, during the intervening period, to reevaluate our business plan in each of our HIH markets and develop appropriate strategies to adapt to the HIH Rule, such as relocating certain HIHs to alternative settings.

     The HIH Rule established exceptions to the Medicare admissions limitations with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas. We do not expect that these exceptions will have any significant applicability to our operations.

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

     Net operating revenues generated directly from the Medicare program from all segments represented approximately 47% and 46% of net operating revenues for the nine months ended September 30, 2004 and 2003, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.

     Approximately 68% and 69% of our specialty hospital revenues for the nine months ended September 30, 2004 and 2003, respectively, were received in respect of services provided to Medicare patients. For the quarter ended September 30, 2004, all of our Medicare payments are being paid under a prospective payment system. For the quarter ended September 30, 2003, approximately 33% was paid by Medicare under a cost-based reimbursement methodology. These payments are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report was filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Substantially all of our Medicare cost reports are settled through 2000. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference.

     On August 30, 2002, CMS published final regulations establishing a prospective payment system for Medicare payment of long-term acute care hospitals (“LTCH-PPS”), which replaces the reasonable cost-based payment system previously in effect. Under LTCH-PPS, each discharged patient will be assigned to a distinct long-term care diagnosis-related group (“LTC-DRG”), and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the reasonable cost-based payment system. As of October 1, 2004, 80 of our long-term acute care hospitals have implemented LTCH-PPS. We expect that the remaining three hospitals, all of which opened in 2004, will eventually be certified as long-term acute care hospitals when conditions for qualification have been met.

     As of September 30, 2004 and December 31, 2003 we had a net amount due to Medicare of $20.4 million and $33.9 million, related to our specialty hospitals. We recorded this amount as due to third party payors on our balance sheet.

     Other revenue primarily represents amounts we have received for other services, which include sales of home medical equipment, orthotics, prosthetics, infusion/intravenous services and computer software.

   Insurance

     Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principal whereby we estimate the losses that will be incurred by us in a respective accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At September 30, 2004 and December 31, 2003, we have recorded a liability of $40.7 million and $29.8 million, respectively, for our estimated losses under these insurance programs.

   Bad Debts

     We estimate our bad debts based upon the age of our accounts receivable and our historical collection percentages. These estimates are sensitive to changes in the economy that affect our customers.

Related Party

     We are party to various rental and other agreements with companies affiliated through common ownership. Our payments to these related parties amounted to $1.5 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $18.6 million through 2014. These transactions and commitments are described more fully in Note 16 to Select Medical Corporation’s consolidated financial statements contained in our form 10-K for the year ended December 31, 2003.

Results of Operations

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services (a)	78.2%	80.0%	77.8%	80.0%
General and administrative	2.7%	3.1%	2.9%	3.2%
Bad debt expense	3.2%	3.9%	2.9%	3.8%
Depreciation and amortization	2.5%	2.5%	2.4%	2.4%

Income from operations	13.4%	10.5%	14.0%	10.6%
Equity in earnings from joint ventures	—	(0.1%)	—	N/M
Interest expense, net	1.9%	1.8%	2.0%	1.8%

Income from continuing operations before minority interests, and income taxes	11.5%	8.8%	12.0%	8.8%
Minority interests	0.1%	0.1%	0.2%	0.2%

Income from continuing operations before income taxes	11.4%	8.7%	11.8%	8.6%
Income tax expense	4.6%	3.4%	4.7%	3.4%

Income from continuing operations	6.8%	5.3%	7.1%	5.2%
Income from discontinued operations, net of tax	N/M	N/M	N/M	N/M

Net income	6.8%	5.3%	7.1%	5.2%

The following table summarizes selected financial data by business segment, for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2004	2003	Change	2004	2003	Change
	(dollars in thousands)
Net operating revenues:
Specialty hospitals	$270,647	$220,967	22.5%	$807,944	$596,158	35.5%
Outpatient rehabilitation	133,522	129,108	3.4	423,465	386,730	9.5
Other	3,401	2,327	46.2	9,867	8,039	22.7

Total company	$407,570	$352,402	15.7%	$1,241,276	$990,927	25.3%

Income (loss) from operations:
Specialty hospitals	$54,014	$34,412	57.0%	$160,610	$83,433	92.5%
Outpatient rehabilitation	13,414	13,139	2.1	53,481	50,019	6.9
Other	(12,465)	(10,646)	(17.1)	(40,742)	(28,862)	(41.2)

Total company	$54,963	$36,905	48.9%	$173,349	$104,590	65.7%

Adjusted EBITDA: (b)
Specialty hospitals	$58,945	$38,376	53.6%	$174,966	$94,570	85.0%
Outpatient rehabilitation	17,349	16,862	2.9	64,427	59,756	7.8
Other	(11,067)	(9,602)	(15.3)	(36,511)	(26,299)	(38.8)
Adjusted EBITDA margins: (b)
Specialty hospitals	21.8%	17.4%	25.3%	21.7%	15.9%	36.5%
Outpatient rehabilitation	13.0	13.1	(0.8)	15.2	15.5	(1.9)
Other	N/M	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$509,050	$427,773		$509,050	$427,773
Outpatient rehabilitation	367,578	370,031		367,578	370,031
Other	229,430	193,138		229,430	193,138

Total company	$1,106,058	$990,942		$1,106,058	$990,942

Purchases of property and equipment, net:
Specialty hospitals	$5,397	$5,970		$18,422	$13,386
Outpatient rehabilitation	1,219	1,685		4,370	6,215
Other	344	864		3,300	4,124

Total company	$6,960	$8,519		$26,092	$23,725

The following tables reconcile net income to EBITDA for the Company and provides the calculation of our EBITDA margin for each of the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net income	$27,817	$18,613	$88,358	$51,698
Income tax expense (c)	18,777	12,158	59,662	33,515
Interest expense, net	7,998	6,142	23,900	17,848
Depreciation and amortization (c)	10,324	8,807	29,467	23,513

EBITDA (b)	$64,916	$45,720	$201,387	$126,574

Net revenue	$407,570	$352,402	$1,241,276	$990,927
EBITDA margin (b)	15.9%	13.0%	16.2%	12.8%

The following table reconciles same hospitals information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Net Operating Revenue
Specialty hospitals net operating revenue	$270,647	$220,967	$807,944	$596,158
Less: Specialty hospitals opened or acquired after 1/1/03	56,839	15,146	157,116	15,435
Closed specialty hospital	—	64	—	1,537

Specialty hospitals same store net operating revenue	$213,808	$205,757	$650,828	$579,186

Adjusted EBITDA (b)
Specialty hospitals Adjusted EBITDA (b)	$58,945	$38,376	$174,966	$94,570
Less: Specialty hospitals opened or acquired after 1/1/03	12,869	1,830	36,184	207
Closed specialty hospital	—	24	—	(15)

Specialty hospitals same store Adjusted EBITDA (b)	$46,076	$36,522	$138,782	$94,378

All specialty hospitals Adjusted EBITDA margin (b)	21.8%	17.4%	21.7%	15.9%
Specialty hospitals same store Adjusted EBITDA margin (b)	21.6%	17.8%	21.3%	16.3%

NM – Not Meaningful

(a)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(b)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, equity in earnings from joint ventures, and minority interest. Minority interest and equity in earnings from joint ventures are then deducted from Adjusted EBITDA to derive EBITDA. We believe that the presentation of EBITDA is important to investors because EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. EBITDA and Adjusted EBITDA are not measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and Adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our unaudited consolidated interim financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

(c)	Includes amounts associated with discontinued operations.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Operating Revenues

     Our net operating revenues increased by 15.7% to $407.6 million for the three months ended September 30, 2004 compared to $352.4 million for the three months ended September 30, 2003. The reasons for the increase in net operating revenues are discussed below.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 22.5% to $270.6 million for the three months ended September 30, 2004 compared to $221.0 million for the three months ended September 30, 2003. Net operating revenues for the 71 specialty hospitals opened before January 1, 2003 and operated throughout both periods increased 3.9% to $213.8 million for the three months ended September 30, 2004 from $205.8 million for the three months ended September 30, 2003. The increase in same hospital revenues resulted primarily from higher net revenue per patient day for both Medicare and non-Medicare patients. The higher net revenue per patient day was offset by a reduction in Medicare patient days. The remaining increase of $41.6 million resulted from the acquisition of the Kessler facilities, which contributed $24.1 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2003 and 2004.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 3.4% to $133.5 million for the three months ended September 30, 2004 compared to $129.1 million for the three months ended September 30, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $6.5 million of net operating revenue. Net revenue per visit in our U.S. based outpatient rehabilitation clinics increased to $88 for the three months ended September 30, 2004 compared to $87 for the three months ended September 30, 2003. The number of patient visits in these clinics for the three months ended September 30, 2004 were 935,763 compared to 1,002,354 visits for the three months ended September 30, 2003. Excluding the effects of the Kessler operations in both periods, visits declined by 11.4%. The majority of this decline is related to clinic closures.

     Other. Our other revenues increased to $3.4 million for the three months ended September 30, 2004 compared to $2.3 million for the three months ended September 30, 2003. The increase in revenues was related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $2.3 million of incremental net operating revenues during the three months ended September 30, 2004. We experienced a decline of $1.1 million in Medicare net operating revenues associated with reimbursement for our general and administrative costs. This revenue item has been eliminated as a result of our long-term acute care hospitals converting to LTCH-PPS.

Operating Expenses

     Our operating expenses increased by 11.6% to $342.3 million for the three months ended September 30, 2004 compared to $306.8 million for the three months ended September 30, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler and the internal development of new specialty hospitals that commenced operations in 2003 and 2004. As a percentage of our net operating revenues, our operating expenses were 84.1% for the three months ended September 30, 2004 compared to 87.0% for the three months ended September 30, 2003. Cost of services as a percentage of operating revenues decreased to 78.2% for the three months ended September 30, 2004 from 80.0% for the three months ended September 30, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $26.5 million for the three months ended September 30, 2004 compared to $24.3 million for the three months ended September 30, 2003. This increase is principally related to our new hospitals that opened during 2003 and 2004 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.7% for the three months ended September 30, 2004 from 3.1% for the three months ended September 30, 2003. This decrease in general and administrative expense as a percentage of net operating revenue is the result of growth in net operating revenues that exceeded the growth in our general and administrative costs and a reduction in our general and administrative expenses related to Kessler. Our bad debt expense as a percentage of net operating revenues was 3.2% for the three months ended September 30, 2004 compared to 3.9% for the three months ended September 30, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 42.0% to $64.9 million for the three months ended September 30, 2004 compared to $45.7 million for the three months ended September 30, 2003. Our EBITDA margins increased to 15.9% for the three months ended September 30, 2004 compared to 13.0% for the three months ended September 30, 2003. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Adjusted EBITDA increased by 53.6% to $58.9 million for the three months ended September 30, 2004 compared to $38.4 million for the three months ended September 30, 2003. Our Adjusted EBITDA margins increased to 21.8% for the three months ended September 30, 2004 from 17.4% for the three months ended September 30, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $46.1 million, an increase of 26.2% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. For additional information on LTCH-PPS see “Critical Accounting Matters – Sources of Revenue.” Our Adjusted EBITDA margin in these same store hospitals increased to 21.6% for the three months ended September 30, 2004 from 17.8% for the three months ended September 30, 2003.

     Outpatient Rehabilitation. Adjusted EBITDA increased by 2.9% to $17.3 million for the three months ended September 30, 2004 compared to $16.9 million for the three months ended September 30, 2003. This Adjusted EBITDA increase resulted from the growth in operating revenues. Our Adjusted EBITDA margins were 13.0% for the three months ended September 30, 2004 compared to 13.1% for the three months ended September 30, 2003.

     Other. The Adjusted EBITDA loss was $11.1 million for the three months ended September 30, 2004 compared to a loss of $9.6 million for the three months ended September 30, 2003. This decrease in Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $1.1 million resulting from the implementation of LTCH-PPS.

Income from Operations

     Income from operations increased 48.9% to $55.0 million for the three months ended September 30, 2004 compared to $36.9 million for the three months ended September 30, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $1.5 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with the acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense increased by $2.2 million to $8.6 million for the three months ended September 30, 2004 from $6.4 million for the three months ended September 30, 2003. The increase in interest expense is the result of higher debt levels outstanding in 2004 compared to 2003 resulting from the issuance of $175.0 million of 7 ½% senior subordinated notes due 2013 on August 12, 2003 to fund the Kessler acquisition, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

     Minority interests in consolidated earnings were $0.6 million for the three months ended September 30, 2004 compared to $0.4 million for the three months ended September 30, 2003. This increase is the result of the improved profitability of these jointly owned entities.

Income Taxes

     We recorded income tax expense of $18.7 million for the three months ended September 30, 2004. The expense represented an effective tax rate of 40.3%. We recorded income tax expense of $12.1 million for the three months ended September 30, 2003. This expense represented an effective tax rate of 39.5%. The increase in the effective tax rate is the result of a larger portion of our net income being earned in states with higher tax rates and the non-deductibility of certain expenses.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Operating Revenues

     Our net operating revenues increased by 25.3% to $1,241.3 million for the nine months ended September 30, 2004 compared to $990.9 million for the nine months ended September 30, 2003. The reasons for the increase in net operating revenues are discussed below.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 35.5% to $807.9 million for the nine months ended September 30, 2004 compared to $596.2 million for the nine months ended September 30, 2003. Net operating revenues for the 71 specialty hospitals opened before January 1, 2003 and operated throughout both periods increased 12.4% to $650.8 million for the nine months ended September 30, 2004 from $579.2 million for the nine months ended September 30, 2003. The increase in same hospital revenues resulted primarily from higher net revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. The remaining increase of $140.1 million resulted from the acquisition of the Kessler facilities, which contributed $93.1 million of net revenue, and the internal development of new specialty hospitals that commenced operations in 2003 and 2004.

     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 9.5% to $423.5 million for the nine months ended September 30, 2004 compared to $386.7 million for the nine months ended September 30, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations, which contributed $37.0 million of net operating revenue. Net revenue per visit in our U.S. based outpatient rehabilitation clinics increased to $89 for the nine months ended September 30, 2004 compared to $88 for the nine months ended September 30, 2003. The number of patient visits in these clinics for the nine months ended September 30, 2004 were 2,933,106 visits compared to 3,002,954 visits for the nine months ended September 30, 2003. Excluding the effects of the Kessler operations in both periods, visits declined by 10.2%. The majority of this decline is related to clinic closures. In addition, during the first and second quarters of 2004 various market factors such as elimination of unprofitable contracts and competition from referring physicians who are now developing their own rehabilitation therapy practices contributed to the decline.

     Other. Our other revenues increased to $9.9 million for the nine months ended September 30, 2004 compared to $8.0 million for the nine months ended September 30, 2003. The increase in revenues was related to the other businesses we acquired from Kessler that are now being reported under this category. These businesses generated approximately $7.9 million of incremental net operating revenues during the nine months ended September 30, 2004. We experienced a decline of $6.1 million in Medicare net operating revenues associated with reimbursement for our general and administrative costs. This revenue item has been eliminated as a result of our long-term acute care hospitals converting to LTCH-PPS.

Operating Expenses

     Our operating expenses increased by 20.3% to $1,038.4 million for the nine months ended September 30, 2004 compared to $862.9 million for the nine months ended September 30, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler and the internal development of new specialty hospitals that commenced operations in 2003 and 2004. As a percentage of our net operating revenues, our operating expenses were 83.6% for the nine months ended September 30, 2004 compared to 87.0% for the nine months ended September 30, 2003. Cost of services as a percentage of operating revenues decreased to 77.8% for the nine months ended September 30, 2004 from 80.0% for the nine months ended September 30, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a greater rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is rent expense, which was $79.4 million for the nine months ended September 30, 2004 compared to $69.0 million for the nine months ended September 30, 2003. This increase is principally related to our new hospitals that opened during 2003 and 2004 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.9% for the nine months ended September 30, 2004 from 3.2% for the nine months ended September 30, 2003. This decrease in general and administrative expense as a percentage of net operating revenue is the result of growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 2.9% for the nine months ended September 30, 2004 compared to 3.8% for the nine months ended September 30, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.

EBITDA and Adjusted EBITDA

     Our total EBITDA increased 59.1% to $201.4 million for the nine months ended September 30, 2004 compared to $126.6 million for the nine months ended September 30, 2003. Our EBITDA margins increased to 16.2% for the nine months ended September 30, 2004 compared to 12.8% for the nine months ended September 30, 2003. For cash flow information, see “-Capital Resources and Liquidity.”

     Specialty Hospitals. Adjusted EBITDA increased by 85.0% to $175.0 million for the nine months ended September 30, 2004 compared to $94.6 million for the nine months ended September 30, 2003. Our Adjusted EBITDA margins increased to 21.7% for the nine months ended September 30, 2004 from 15.9% for the nine months ended September 30, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $138.8 million, an increase of 47.0% over the Adjusted EBITDA of these hospitals in the same period last year. This increase in same hospital Adjusted EBITDA resulted from an increase in revenue per patient day, which is primarily attributable to the improved reimbursement we are receiving from Medicare under LTCH-PPS. For additional information on LTCH-PPS see “Critical Accounting Matters – Sources of Revenue.” Our Adjusted EBITDA margin in these same store hospitals increased to 21.3% for the nine months ended September 30, 2004 from 16.3% for the nine months ended September 30, 2003.

     Outpatient Rehabilitation. Adjusted EBITDA increased by 7.8% to $64.4 million for the nine months ended September 30, 2004 compared to $59.8 million for the nine months ended September 30, 2003. Our Adjusted EBITDA margins were 15.2% for the nine months ended September 30, 2004 compared to 15.5% for the nine months ended September 30, 2003. This Adjusted EBITDA margin decline was the result of an increase in labor costs offset by a decline in bad debt expense. We have experienced an increase in labor costs due to increased competition for hiring therapists.

     Other. The Adjusted EBITDA loss was $36.5 million for the nine months ended September 30, 2004 compared to a loss of $26.3 million for the nine months ended September 30, 2003. This decrease in Adjusted EBITDA was primarily the result of the decline in Medicare reimbursements for corporate support costs of $6.1 million resulting from the implementation of LTCH-PPS and an increase in general and administrative costs of $4.2 million.

Income from Operations

     Income from operations increased 65.7% to $173.3 million for the nine months ended September 30, 2004 compared to $104.6 million for the nine months ended September 30, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $6.1 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with the acquired Kessler assets, the amortization of the value of the seven year non-compete agreement that we received from Kessler’s selling stockholder, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.

Interest Expense

     Interest expense increased by $6.9 million to $25.4 million for the nine months ended September 30, 2004 from $18.5 million for the nine months ended September 30, 2003. The increase in interest expense is the result of higher debt levels outstanding in 2004 compared to 2003 resulting from the issuance of $175.0 million of 7 ½% senior subordinated notes due 2013 on August 12, 2003, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated from operations.

Minority Interests

     Minority interests in consolidated earnings were $2.8 million for the nine months ended September 30, 2004 compared to $1.9 million for the nine months ended September 30, 2003. This increase is the result of the improved profitability of these jointly owned entities.

Income Taxes

     We recorded income tax expense of $59.1 million for the nine months ended September 30, 2004. The expense represented an effective tax rate of 40.3%. We recorded income tax expense of $33.5 million for the nine months ended September 30, 2003. This expense represented an effective tax rate of 39.3%. The increase in the effective tax rate is the result of a larger portion of our net income being earned in states with higher tax rates and the non-deductibility of certain expenses.

Capital Resources and Liquidity

     For the nine months ended September 30, 2004, operating activities provided $129.4 million of cash flow. Our accounts receivable days outstanding were 51 days at September 30, 2004 compared to 52 days at December 31, 2003. Our accounts receivable days outstanding were 54 days at September 30, 2003 compared to 73 days at December 31, 2002. For the nine months ended September 30, 2003, operating activities provided $164.2 million of cash flow. The substantial reduction in the first nine months of 2003 in our accounts receivable days outstanding was a major contributor to the significant cash flow during that period.

     Investing activities used $13.1 and $254.0 million of cash flow for the nine months ended September 30, 2004 and 2003, respectively. This usage resulted from purchases of property and equipment of $26.1 and $23.7 million in 2004 and 2003, respectively, that relate principally to new hospital and clinic development. Additionally in 2004, we incurred $3.0 million in earn out payments and $0.3 million in acquisition costs. We also realized $16.3 million of proceeds from the sale of business and membership interests. This compares to $0.4 million in earn out payments and $232.2 million of acquisition costs in the nine months ended September 30, 2003. The significant acquisition costs in 2003 relates to the acquisition of Kessler Rehabilitation Corporation.

     Financing activities used $62.1 million of cash for the nine months ended September 30, 2004. This principally relates to the repurchase of our common stock during 2004 in accordance with the stock repurchase program we announced on February 23, 2004. During 2004, we have repurchased a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. The repurchase program provides for the repurchase of up to $80 million of our common stock through August 31, 2005. Additionally, during 2004, we repaid all outstanding balances under our credit facility of $8.5 million and repaid $3.0 million of seller loans. Cash dividend payments in the first nine months of 2004 were $9.2 million. During the nine months ended September 30, 2004, we had $18.0 million of cash flow from the issuance of common stock under our stock option plans. During the nine months ended September 30, 2003, financing activities produced $114.8 million of cash. This principally related to the $175 million proceeds from the sale of our 7 ½% Senior Subordinated Notes due 2013 used to finance the Kessler acquisition offset by the repayment of our credit facility debt.

Capital Resources

     Net working capital increased to $271.5 million at September 30, 2004 compared to $188.4 million at December 31, 2003. The increase in working capital is principally related to an increase in cash and a reduction in our current liabilities. A reduction in accounts payable and amounts due to third party payors were the primary contributors to the reduction in current liabilities. Our accounts payable balance was larger at December 31, 2003 due to a slow down in payable processing over the year-end holidays. The reduction in amounts due to third party payors is a result of filing and settling cost reports and refinements in the bi-weekly payments we receive from our Medicare fiscal intermediary related to our Medicare patients. We expect this liability to continue to decline over the next few quarters.

     At September 30, 2004, our credit facility consisted of a revolving credit facility of approximately $152.4 million. As of September 30, 2004 there were no borrowings under our credit facility. We have $13.8 million outstanding under letters of credit issued through the credit facility. As of September 30, 2004 we had the ability to borrow an additional $138.6 million under our revolving facility subject to certain limitations. The revolving credit facility terminates in September 2005. Borrowings under the credit facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests.

     During the nine months ended September 30, 2004, we have declared and paid cash dividends of $0.09 per share.

     We believe that existing cash balances, internally generated cash flows and borrowings under our revolving credit facility will be sufficient to finance capital expenditures and working capital requirements related to our routine operations and development activities for at least the next twelve months.

     Our goal historically has been to open eight to ten long-term acute care hospitals per year utilizing our “hospital within a hospital” model. A new long-term acute care hospital using the “hospital within a hospital” model has typically required approximately $3.6 million per hospital over the initial year of operations to fund leasehold improvements, equipment, start-up losses and working capital. As a result of the regulatory changes adopted by CMS on August 2, 2004, we continue to evaluate the effect of the new rules on our “hospital within a hospital” model including the mix and pace of development of future LTACHs. We expect to open only four or five LTACHs in 2004. The Company now intends to open approximately four to five long-term acute care hospitals in 2005, primarily in settings where the HIH Rule would have little or no impact. From time to time, we may complete acquisitions of specialty hospitals and outpatient rehabilitation businesses. We currently have approximately $138.6 million of unused capacity under our revolving credit facility which can be used for acquisitions. Based on the size of the acquisition, approval of the acquisition by our lenders may be required. In addition, the merger agreement described below provides that we are not permitted to take certain actions without the prior written consent of EGL Holding Company, including certain acquisitions. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means. Our capitalization structure will change as a result of the proposed merger discussed below.

     We also have the right to call our 9 ½% senior subordinated notes due 2009 on or after June 15, 2005. The redemption price would be $183.3 million plus accrued interest on June 15, 2005. Under the terms of the proposed merger discussed below, we intend to commence a tender offer to purchase our 7 ½% and 9 ½% senior subordinated notes.

Subsequent Event

     On October 18, 2004 we signed an agreement to merge with a subsidiary of EGL Holding Company, an affiliate of Welsh, Carson, Anderson & Stowe IX, L.P. Under the terms of the merger agreement, each share of our common stock, other than certain shares held by the stockholders participating in the buying group, will be converted into the right to receive $18.00 per share in cash. For a more detailed description of the merger and the merger agreement, please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission by us on October 20, 2004.

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

The disclosure requirements of FIN 46R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46R were implemented during the reporting period that ended March 31, 2004. The adoption of FIN 46R did not have a material impact on our financial statements for the three and nine months ended September 30, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate changes, primarily as a result of floating interest rates on borrowings under our credit facility. As of September 30, 2004 there were no borrowings under our credit facility.

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

PART II            OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of Select against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice and Select. The complaint alleges, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for our services applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites,” and the issuance of false and misleading statements about the financial outlook of Select. The complaint seeks, among other things, damages in an unspecified amount, interest and attorney’s fees. We believe that the allegations in the complaint are without merit and intend to vigorously defend against this action.

     On October 18, 2004, Garco Investments, LLP filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the unaffiliated stockholders of Select against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who are all of our directors, Select and Welsh Carson Anderson & Stowe. The complaint alleges, among other things, that our directors violated their fiduciary duties by approving the merger agreement before engaging in a full and fair sale process or an active market check, and that Welsh Carson knowingly aided and abetted the alleged breaches of fiduciary duty committed by the director defendants. The complaint seeks, among other things, to enjoin the defendants from consummating the merger or, alternatively, to rescind the proposed merger in the event it has been consummated or award rescissory damages. We believe that the allegations in the complaint are without merit and intend to vigorously defend against this action.

     On November 3, 2004, Terrence C. Davey filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County, on behalf of the unaffiliated stockholders of Select against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who are all of our directors, Select and Welsh Carson Anderson & Stowe. The complaint alleges, among other things, that the defendants have breached their fiduciary duties owed to the plaintiff and the stockholders of Select and that the proposed merger consideration is not fair or adequate. The complaint seeks, among other things, to enjoin the defendants from consummating the merger or, alternatively, to rescind the proposed merger in the event it has been consummated or award rescissory damages. We believe that the allegations in the complaint are without merit and intend to vigorously defend against this action.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table contains information regarding the Company’s repurchase of its common stock during the quarter.

				Approximate
				Dollar Value of
			Total Number of	Shares that
			Shares Purchased	May Yet be
	Total		as Part of	Purchased
	Number of	Average Price	Publicly	Under the
	Shares	Paid per	Announced Plans	Plans or
Period	Purchased	Share	or Programs (a)	Programs
July 1 through July 31, 2004	0	—	0	$32,044,000
August 1 through August 31, 2004	0	—	0	$32,044,000
September 1 through September 30, 2004	0	—	0	$32,044,000

Total	0	—	0

(a) On, February 23, 2004, the Company’s Board of Directors authorized and publicly announced a program to repurchase up to $80.0 million of our common stock. This program will remain in effect until August 31, 2005, unless extended or cancelled by the Board of Directors. We will not repurchase any of our stock under the share repurchase program during the pendency of the proposed merger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 44 hereof.

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

Scott A. Romberger
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.