Form 10-Q
period 2005-06-30
SELECT MEDICAL CORP
filed 2005-08-11
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From ____________ to ____________.
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
YES ☐       NO ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
     As of August 1, 2005, the Registrant’s Parent had outstanding 196,321,679 shares of common stock.

Select Medical Corporation
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Predecessor	Successor
	December 31,	June 30,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$247,476	$21,069
Restricted cash	7,031	6,851
Accounts receivable, net of allowance for doubtful accounts of $94,622 and $106,345 in 2004 and 2005, respectively	216,852	315,142
Current deferred tax asset	59,239	71,013
Other current assets	18,737	20,442

Total Current Assets	549,335	434,517

Property and equipment, net	165,336	220,572
Goodwill	302,069	1,369,637
Other identifiable intangibles	78,304	89,858
Non-current deferred tax asset	—	8,137
Other assets	18,677	65,240

Total Assets	$1,113,721	$2,187,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt and notes payable	$3,557	$8,298
Accounts payable	48,632	63,448
Accrued payroll	56,554	58,067
Accrued vacation	23,102	26,905
Accrued professional liability	14,627	17,303
Accrued restructuring	4,924	2,888
Accrued other	66,484	96,581
Income taxes payable	4,474	3,541
Due to third party payors	13,266	11,484

Total Current Liabilities	235,620	288,515

Long-term debt, net of current portion	351,033	1,418,682
Non-current deferred tax liability	4,458	—

Total Liabilities	591,111	1,707,197

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	6,667	7,093

Stockholders’ Equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 101,954,000 issued and outstanding (Predecessor) and $0.01 par value, 100 shares issued and outstanding (Successor)	1,020	—
Capital in excess of par	275,281	429,062
Retained earnings	230,535	42,494
Accumulated other comprehensive income	9,107	2,115

Total Stockholders’ Equity	515,943	473,671

Total Liabilities and Stockholders’ Equity	$1,113,721	$2,187,961

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor	Successor
	For the Quarter Ended June 30,
	2004	2005
Net operating revenues	$415,237	$491,640

Costs and expenses:
Cost of services	321,562	385,417
Stock compensation associated with Merger	—	1,817
General and administrative	13,932	11,311
Bad debt expense	11,560	5,415
Depreciation and amortization	9,072	12,489

Total costs and expenses	356,126	416,449

Income from operations	59,111	75,191

Other income and expense:
Interest income	(486)	(204)
Interest expense	7,335	25,166

Income from continuing operations before minority interests and income taxes	52,262	50,229

Minority interest in consolidated subsidiary companies	1,146	1,030

Income from continuing operations before income taxes	51,116	49,199

Income tax expense	20,654	19,778

Income from continuing operations	30,462	29,421

Income from discontinued operations, net of tax	509	—

Net income	$30,971	$29,421

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor		Successor
		Period from
		January 1	Period from
	For the Six	through	February 25
	Months Ended	February 24,	through June
	June 30, 2004	2005	30, 2005
Net operating revenues	$833,706	$287,787	$686,752

Costs and expenses:
Cost of services	647,307	225,428	531,025
Stock compensation associated with Merger	—	142,213	6,143
General and administrative	25,545	7,484	15,667
Bad debt expense	23,199	6,661	10,024
Depreciation and amortization	19,269	6,177	16,737

Total costs and expenses	715,320	387,963	579,596

Income (loss) from operations	118,386	(100,176)	107,156

Other income and expense:
Loss on early retirement of debt	—	42,736	—
Merger related charges	—	12,025	—
Interest income	(851)	(523)	(281)
Interest expense	16,753	4,734	34,802

Income (loss) from continuing operations before minority interests and income taxes	102,484	(159,148)	72,635

Minority interest in consolidated subsidiary companies	2,152	469	1,492

Income (loss) from continuing operations before income taxes	100,332	(159,617)	71,143

Income tax expense (benefit)	40,447	(59,366)	28,649

Income (loss) from continuing operations	59,885	(100,251)	42,494

Income from discontinued operations, net of tax	656	—	—

Net income (loss)	$60,541	$(100,251)	$42,494

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Loss

Predecessor:
Balance at December 31, 2004	101,954	$1,020	$275,281	$230,535	$9,107
Net loss				(100,251)		$(100,251)
Other comprehensive loss					(1,019)	(1,019)

Total comprehensive loss						$(101,270)

Issuance of common stock	267	3	1,020
Repurchase of non-employee options			(1,617)
Tax benefit of stock option exercises			1,507

Balance at February 24, 2005	102,221	$1,023	$276,191	$130,284	$8,088

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Successor:
Capitalization of Successor company at February 25, 2005			$431,167
Expenses paid on behalf of Holdings			(10,490)
Additional investment by Holdings			2,242
Net income				$42,494		$42,494
Other comprehensive income					$2,115	2,115

Total comprehensive income						$44,609

Contribution related to restricted stock award issuances by Holdings			6,143

Balance at June 30, 2005	—	$—	$429,062	$42,494	$2,115

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Predecessor		Successor
			Period from
	For the Six Months	Period from	February 25
	Ended June 30,	January 1 through	through June 30,
	2004	February 24, 2005	2005
Operating activities
Net income (loss)	$60,541	$(100,251)	$42,494
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,143	6,177	16,737
Provision for bad debts	23,380	6,661	10,024
Loss on early retirement of debt (non-cash)	—	7,977	—
Non cash compensation expense	—	—	6,143
Minority interests	2,152	469	1,492
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(30,649)	(48,976)	(43,832)
Other current assets	4,417	1,816	516
Other assets	3,258	(622)	(224)
Accounts payable	(12,030)	5,250	2,828
Due to third-party payors	(10,670)	667	(2,448)
Accrued expenses	(1,568)	199,909	(168,142)
Income taxes	6,466	(60,021)	20,540

Net cash provided by (used in) operating activities	64,440	19,056	(113,872)

Investing activities
Purchases of property and equipment	(19,132)	(2,586)	(56,208)
Earnout payments	(2,876)	—	—
Proceeds from sale of membership interests	4,811	—	—
Acquisition of businesses, net of cash acquired	(122)	(108,279)	(2,215)

Net cash used in investing activities	(17,319)	(110,865)	(58,423)

Financing activities
Equity investment by Holdings	—	—	722,242
Proceeds from credit facility	—	—	780,000
Proceeds from senior subordinated notes	—	—	660,000
Repayment of senior subordinated notes	—	—	(350,000)
Deferred financing costs	—	—	(57,198)
Costs associated with equity investment of Holdings	—	—	(8,686)
Net repayments on credit facility debt	(8,483)	—	(16,450)
Principal payments on seller and other debt	(2,633)	(528)	(3,491)
Repurchases of common stock and options	(48,058)	—	(1,687,994)
Proceeds from issuance of common stock	15,041	1,023	—
Payment of common stock dividends	(6,153)	—	—
Proceeds from bank overdrafts	6,440	—	—
Restricted cash	—	108	72
Distributions to minority interests	(671)	(401)	(871)

Net cash provided by (used in) financing activities	(44,517)	202	37,624

Effect of exchange rate changes on cash and cash equivalents	(166)	(149)	20

Net increase (decrease) in cash and cash equivalents	2,438	(91,756)	(134,651)

Cash and cash equivalents at beginning of period	165,507	247,476	155,720

Cash and cash equivalents at end of period	$167,945	$155,720	$21,069

Supplemental Cash Flow Information
Cash paid for interest	$15,022	$10,630	$10,315
Cash paid for taxes	$35,740	$1,502	$6,975
The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     On October 18, 2004, Select Medical Corporation (the “Company”) entered into a merger agreement with Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company and EGL Acquisition Corporation, as discussed in Note 2, resulting in the Company becoming a wholly owned subsidiary of Holdings. Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in the Company’s consolidated financial statements. The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects.
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2005 and for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to June 30, 2005 (Successor) and the three and six months ended June 30, 2004 (Predecessor), and the three months ended June 30, 2005 (Successor) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the periods of January 1, 2005 to February 24, 2005, February 25, 2005 through June 30, 2005 and the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s S-4 filed with the Securities and Exchange Commission on June 16, 2005.
2. Merger and Related Transactions
     On February 24, 2005, the Merger transaction was consummated and the Company became a wholly owned subsidiary of Holdings. Holdings is owned by an investor group that includes affiliates of Welsh Carson, Thoma Cressey and members of the Company’s senior management. In the transaction, all of the former stockholders (except for certain members of management and other rollover investors) of Select Medical Corporation received $18.00 per share in cash for common stock of the Company. Holders of stock options issued by the Company received cash equal to (a) $18.00 minus the exercise price of the option multiplied by (b) the number of shares subject to the options. After the Merger, the Company’s common stock was delisted from the New York Stock Exchange. The Merger and related transactions are referred to in this report as the “Merger.”

          The funds necessary to consummate the Merger were approximately $2,291.1 million, including approximately $1,827.7 million to pay the then current stockholders and option holders, approximately $344.2 million to repay existing indebtedness and approximately $119.2 million to pay related fees and expenses.
          The Merger transactions were financed by:
•	a cash common and preferred equity investment in Holdings by Welsh, Carson, Anderson & Stowe IX, L.P. and other equity investors of $570.0 million, which funds were contributed to the Company;

•	a senior subordinated notes offering by Holdings of $150.0 million, which funds were contributed to the Company;

•	borrowing by the Company of $580.0 million in term loans and $200.0 million on the revolving loan facility under its new senior secured credit facility;

•	the issuance by the Company of $660.0 million in aggregate principle amount of 7 5/8% senior subordinated notes; and

•	$131.1 million of cash on hand at the closing date.
          The Merger transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141). As a result of a 26% continuing ownership interest in the Company by certain stockholders (“Continuing Stockholders”), 74% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 26% recorded at the Continuing Stockholders’ historical book values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions” (EITF 88-16). As a result of the carryover of the Continuing Stockholders’ historical basis, stockholders’ equity of the Company has been reduced by $440.8 million with a corresponding reduction in the amount assigned to long-lived assets, including goodwill.
          The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. The Company has made a preliminary allocation of the purchase price. The Company is in the process of finalizing the fair values of the assets acquired and the liabilities assumed. The Company expects to finalize the allocation of the purchase price during the third quarter of 2005. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill has been recorded.

     A summary of the Merger transactions is presented below (in thousands):

Cash contributions from Holdings	$720,000
Exchange of shares of predecessor company for shares of Holdings at $18.00 per share	151,992

Aggregate equity contribution	871,992
Continuing shareholders’ basis adjustment	(440,825)

Equity contribution, net	431,167
Proceeds from borrowings	1,440,000

Purchase price allocated	$1,871,167

Fair value of net tangible assets acquired:
Cash	$34,484
Accounts receivable	280,891
Current deferred tax asset	69,858
Other current assets	20,955
Property and equipment	177,634
Non-current deferred tax asset	31,879
Other assets	21,655
Current liabilities	(267,831)
Long-term debt	(7,052)
Minority interest in consolidated subsidiary companies	(6,661)

Net tangible assets acquired	355,812
Capitalized debt issuance costs	55,392
Intangible assets acquired	92,988
Goodwill	1,366,975

$1,871,167

     Unaudited pro forma statements of operations for the three and six months ended June 30, 2004 and 2005 as if the Merger occurred as of January 1, 2004 follows (in thousands):

	For the Three
	Months Ended	For the Six Months Ended June 30,
	June 30, 2004	2004	2005
Net revenue	$415,237	$833,706	$974,539
Net income (loss)	20,358	39,310	(65,371)
     In connection with the Merger, the Company incurred merger – related charges of $148.4 million related to stock compensation expense which were comprised of $142.2 million related to the purchase of all vested and unvested outstanding stock options in connection with the Merger in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $6.1 million of stock compensation cost related to restricted stock that was issued in the Successor period February 25, 2005 through June 30, 2005. Also incurred were costs of $42.7 million related to the early extinguishment of the Company’s 9 1/2% and 7 1/2% senior subordinated notes which consisted of a tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million. In addition, $12.0 million of other merger related charges were incurred. These charges consisted of the fees of the investment advisor hired by the Special Committee of the Company’s Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing and costs associated with purchasing a six year extended reporting period under the Company’s directors and officers liability insurance policy.
     The carrying value of the reported goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the Merger. The Company performs impairment tests on an ongoing basis at least annually, or more frequently with respect to assets for which there are any impairment indicators. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
3. Accounting Policies
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
Financial Instruments and Hedging
     The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. On June 13, 2005, the Company entered into an interest rate swap agreement. The effective date of the swap transaction is August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with the senior secured credit facility. The swap is for a period of five years, with quarterly resets on August 22, November 22, February 22, and May 22 of each year.
     The swap is a standard interest rate swap, designed to mitigate the Company’s risk of future variable rate interest payments. The interest rate swap has been designated as a hedge and qualified under the provision of SFAS No. 133 as an effective hedge. The interest rate swap will be reflected at fair value in the consolidated balance sheet and the related gains or losses will be recorded in stockholders’ equity as a component of other comprehensive income. The Company will test for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on the Company’s financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this statement are effective for the Company at the beginning of its next annual reporting period beginning January 1, 2006; however the Company has adopted SFAS 123R in the Successor period beginning on February 25, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.
4. Stock Option Plans
     All stock options related to the Predecessor Stock Incentive Plans were canceled in connection with the Merger. Stock option holders received as consideration a cash payment equal to (i) $18.00 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not).
     Holdings, the Company’s parent, adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan (the Plan). The equity incentive plan provides for grants of restricted stock and stock options of Holdings. Because the Plan is for the benefit of the Company, any compensation expense related to awards under the plan are reflected in the Company’s financial statements, with a corresponding credit to additional paid-in-capital to reflect this contribution by Holdings.

     Holdings granted 47,263,637 shares of common stock of Holdings as restricted stock awards during the period from February 25, 2005 through June 30, 2005. These awards have a value of $0.34 per share and generally vest over five years with a term not to exceed ten years. Compensation expense for each of the next five years, based on restricted stock awards granted as of June 30, 2005, is estimated to be as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Compensation expense	$7,577	$2,868	$2,868	$1,427	$1,139	$191
     Effective at the time of the Merger, Holdings granted stock options for shares of common stock to certain employees amounting to options to purchase 2,100,000 shares at an exercise price of $1.00 per share. The options generally vest over five years and have an option term not to exceed 10 years. The fair value of an option to purchase one share is estimated to be $0.13. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 45%, no dividend yield, an expected life of 3.5 years and a risk free rate of 3.65%.
     In addition, subsequent to closing the Merger, a warrant with a term of ten years was issued to a Company executive to purchase 4,358,910 shares of Holdings’ stock. The warrant was assigned a fair value of $382,000. The warrant immediately vested. In June 2005, the warrant was cancelled and restricted stock was issued. The restricted stock issued immediately vested and is included in the number of restricted shares and compensation expense reported in the table above.
     As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock option plans in the Predecessor period from January 1, 2005 through February 24, 2005 and accordingly, no compensation cost has been recognized for options granted under the Predecessor stock options plans.
     For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	Predecessor
		Period from
		January 1	For the Six
	For the Three	through	Months
	Months Ended	February 24,	Ended
	June 30, 2004	2005	June 30, 2004
	(in thousands)
Net income (loss) – as reported	$30,971	$(100,251)	$60,541
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,515	1,760	10,044

Net income (loss) – pro forma	$27,456	$(102,011)	$50,497

Weighted average grant-date fair value	$4.14	$4.48	$4.21

5. Accumulated Other Comprehensive Income (Loss)
     The components of accumulated other comprehensive income (loss) at June 30, 2005 (Successor) and December 31, 2004 (Predecessor) consist of cumulative translation adjustment gains of $2,115,000 and $9,107,000, respectively, associated with the Company’s Canadian operations. Following is a reconciliation of net income (loss) to comprehensive income (loss):

	Predecessor	Successor	Predecessor		Successor
				Period	Period
		Three	Six	from	from
	Three	Months	Months	January	February
	Months	Ended	Ended	1 through	25 through
	Ended June	June 30,	June 30,	February	June 30,
	30, 2004	2005	2004	24, 2005	2005
	(in thousands)
Net income (loss)	$30,971	$29,421	$60,541	$(100,251)	$42,494
Unrealized losses on available for sale securities	—	—	(4)	—	—
Realized losses on available for sale securities	53	—	53	—	—
Changes in foreign currency translation	(1,137)	1,097	(2,597)	(1,019)	2,115

Total comprehensive income (loss)	$29,887	$30,518	$57,993	$(101,270)	$44,609

6. Real Estate Purchases
     On August 11, 2004, the Centers for Medicare & Medicaid Services (“CMS”) published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” (“HIHs”). Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. In response to this regulation, the Company has developed a business plan and strategy in each of its markets to adapt to the HIH regulations, which includes acquiring free-standing facilities in several of its markets. During the three months ended June 30, 2005, the Company, through one of its wholly owned subsidiaries, purchased five freestanding facilities for a total purchase price of $46.1 million.
7. Intangible Assets
     The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based on valuation analysis that has not been finalized. The Company continues to obtain additional information necessary to finalize the fair value of assets acquired and the amount of goodwill recorded as a result of the Merger. Adjustments, if any, will be considered a result of the Merger and may result in additional adjustments to the purchase price allocation and the amount of goodwill.

     Amortization expense for intangible assets with finite lives follows:

	Predecessor	Successor	Predecessor		Successor
				Period	Period
		Three	Six	from	from
	Three	Months	Months	January	February
	Months	Ended	Ended	1 through	25 through
	Ended June	June 30,	June 30,	February	June 30,
	30, 2004	2005	2004	24, 2005	2005
(in thousands)
Amortization expense	$857	$2,580	$1,714	$576	$3,439
     Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2005 will be approximately $9,220,000 in 2005 and $10,320,000 in 2006 through 2009 and primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships.
Intangible assets consist of the following:

	Successor
	As of June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(2,200)
Non-compete agreements	20,808	(1,239)

Total	$41,264	$(3,439)

Unamortized intangible assets
Goodwill	$1,369,637
Trademarks	47,058
Certificates of need	3,083
Accreditation	1,892

Total	$1,421,670

8. Restructuring Charges
The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(in thousands)
January 1, 2005-Predecessor	$3,225	$1,699	$4,924
Amounts paid in 2005	(822)	(1,214)	(2,036)

June 30, 2005-Successor	$2,403	$485	$2,888

The Company expects to pay out the remaining lease termination costs through 2007 and severance related to workforce reductions of 36 employees through 2005.
9. Debt
As of June 30, 2005 the Company’s long-term indebtedness consisted of the following:

June 30, 2005
(in thousands)
Senior secured credit facility	$763,550
7 5/8% senior subordinated notes	660,000
Seller notes	2,011
Other	1,419

Total debt	1,426,980
Less: current maturities	8,298

Total long-term debt	$1,418,682

Senior Secured Credit Facility
          The Company’s senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	A $300.0 million revolving credit facility that will terminate in six years including both a letter of credit sub facility and a swing line loan sub facility and;

•	A $580.0 million term loan facility with a maturity of seven years that was drawn at the closing of the Merger.
          The interest rates per annum applicable to loans, other than swingline loans, under the Company’s new senior secured credit facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage is initially (1) 1.50% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate revolving loans, subject to reduction beginning approximately six months after the closing based upon the ratio of the Company’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement governing the Company’s new senior secured credit facility). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR rate loans. The average interest rate for the period from February 25, 2005 to June 30, 2005 was 4.95%.
     On the last business day of each calendar quarter the Company is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement).
     Beginning June 30, 2005, the senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $1.5 million per quarter for the first six years, with the balance of the term loans paid in four equal quarterly installments thereafter.
     The senior secured credit facility requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of June 30, 2005, the Company is in compliance with all debt covenants in the senior secured facility.
Senior Subordinated Notes
     On February 24, 2005, the Company sold $660.0 million of its 7 5/8% Senior Subordinated Notes (the “Notes”) due 2015. The net proceeds of the offering were used to finance a portion of the Merger consideration as discussed in Note 2, refinance certain of the Company’s existing indebtedness, and pay related fees and expenses. The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness and senior to all of the Company’s existing future subordinated indebtedness.

     On and after February 1, 2010, the Company will be entitled at its option to redeem all or a portion of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on February 1st of the years set forth below:

Year	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%
     Prior to February 1, 2008, the Company may at its option on one or more occasions with the net cash proceeds from certain equity offerings, redeem the Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625% plus accrued and unpaid interest to the redemption date.
     The Company is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of the Company, each holder of the Notes shall have the right to require the Company to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.
     The indenture governing the Notes contains customary events of default and affirmative and negative covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.
9 1/2 % Senior Subordinated Notes
     On June 11, 2001 the Company issued 9 1/2% senior subordinated notes due 2009 in an original aggregate principal amount of $175,000,000. In connection with the Merger, the Company commenced a tender offer to acquire all of the Company’s existing 9 1/2 % senior subordinated notes, obtain holder consents to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. Upon consummation of the Merger, the Company had received the consents necessary to amend the indentures governing the 9 1/2% senior subordinated notes and had repaid $169,250,000 in aggregate principal amount of the 9 1/2 % senior subordinated notes, representing approximately 97% of the outstanding principal amount of such notes. The remaining $5,750,000 of the 9 1/2 % senior subordinated notes were called by the Company on June 15, 2005.

Future Principle Obligations
Maturities of long-term debt for the years after 2005 are approximately as follows (in thousands):

2006	$6,677
2007	5,984
2008	5,835
2009	5,800
2010 and beyond	1,397,450
10. Stockholder’s Equity
     As part of the Merger, common stock of the Predecessor was retired. On February 25, 2005 the Company was capitalized by an equity contribution from Holdings with a value of $431.2 million (see Note 2).
11. Segment Information
     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation associated with Merger, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges and minority interest.
     The following table summarizes selected financial data for the Company’s reportable segments:

	Predecessor
	Three Months Ended June 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$267,918	$144,279	$3,040	$415,237
Adjusted EBITDA	58,114	24,170	(14,101)	68,183
Total assets	525,438	368,098	190,321	1,083,857
Capital expenditures	9,147	1,406	817	11,370

	Successor
	Three Months Ended June 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$346,874	$142,582	$2,184	$491,640
Adjusted EBITDA	78,493	22,466	(11,462)	89,497
Total assets	1,609,317	519,779	58,865	2,187,961
Capital expenditures	52,349	339	2,408	55,096

	Predecessor
	Six Months Ended June 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$537,297	$289,943	$6,466	$833,706
Adjusted EBITDA	116,021	47,078	(25,444)	137,655
Total assets	525,438	368,098	190,321	1,083,857
Capital expenditures	13,025	3,151	2,956	19,132

	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$202,465	$83,395	$1,927	$287,787
Adjusted EBITDA	44,343	11,531	(7,660)	48,214
Total assets	903,208	239,019	89,186	1,231,413
Capital expenditures	1,163	408	1,015	2,586

	Successor
	Period from February 25 through June 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$485,920	$197,419	$3,413	$686,752
Adjusted EBITDA	113,205	32,758	(15,927)	130,036
Total assets	1,609,317	519,779	58,865	2,187,961
Capital expenditures	53,129	613	2,466	56,208

A reconciliation of net income to Adjusted EBITDA is as follows:

	Predecessor	Successor	Predecessor		Successor
				Period	Period
		Three	Six	from	from
	Three	Months	Months	January	February
	Months	Ended	Ended	1 through	25 through
	Ended June	June 30,	June 30,	February	June 30,
	30, 2004	2005	2004	24, 2005	2005
	(in thousands)
Net income (loss)	$30,971	$29,421	$60,541	$(100,251)	$42,494
Income tax expense (benefit)	20,654	19,778	40,447	(59,366)	28,649
Minority interest	1,146	1,030	2,152	469	1,492
Interest expense, net	6,849	24,962	15,902	4,211	34,521
Merger related charges	—	—	—	12,025	—
Loss on early retirement of debt	—	—	—	42,736	—
Income from discontinued operations	(509)	—	(656)	—	—
Depreciation and amortization	9,072	12,489	19,269	6,177	16,737
Stock compensation associated with merger	—	1,817	—	142,213	6,143

Adjusted EBITDA	$68,183	$89,497	$137,655	$48,214	$130,036

12. Acquisition
     Effective as of January 1, 2005, the Company acquired SemperCare Inc. for approximately $100.0 million in cash. The acquisition consisted of 17 long-term acute care hospitals in 11 states. All of the SemperCare facilities are operated as hospitals within hospitals.
     Information with respect to the purchase transaction is as follows (in thousands):

Cash paid, net of cash acquired	$105,085
Fair value of net tangible assets acquired:
Accounts receivable	22,143
Other current assets	4,718
Property and equipment	9,265
Other assets	242
Current liabilities	(14,150)
Long-term debt	(1,203)

Net tangible assets acquired	21,015
Intangible assets acquired	2,000
Goodwill	82,070

$105,085

     The following pro forma unaudited results of operations have been prepared assuming the acquisition of SemperCare occurred at the beginning of the period presented. The acquisitions of the other businesses acquired are not reflected in this pro forma, as their impact is not material. These results are not necessarily indicative of the results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2004
	(in thousands)
Net revenue	$450,934	$903,314
Net income	$30,898	$62,106
13. Discontinued Operations
     On September 27, 2004, the Company sold the land, building and certain other assets and liabilities associated with its only skilled nursing facility for approximately $11.6 million. The skilled nursing facility was acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations for the three and six months ended June 30, 2004. Previously, the operating results of this facility were included in the Company’s specialty hospitals segment. Summarized income statement information relating to discontinued operations is as follows:

	Predecessor
	Three Months	Six Months Ended
	Ended June 30,	June 30,
	2004	2004
	(in thousands)
Net revenue	$3,435	$6,959

Income from discontinued operations before income tax expense	$849	$1,094
Income tax expense	340	438

Income from discontinued operations	$509	$656

14. Commitments and Contingencies
Litigation
     On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of the Company against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice and the Company. In February 2005, the Court appointed James Shaver, Frank C. Bagatta and Capital Invest, die Kapitalanlagegesellschaft der Bank Austria Creditanstalt Gruppe GmbH lead plaintiffs (“Lead Plaintiffs”).
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of the Company, against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice, and the Company as defendants. The amended complaint alleges, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action.
     On October 18, 2004, Garco Investments, LLP filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County (the “Court”) on behalf of the unaffiliated stockholders of the Company against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who were all of the Company’s directors at the time of the filing of the complaint, the Company and Welsh, Carson, Anderson & Stowe. On November 3, 2004, Terrence C. Davey filed a purported class action complaint in the Court, on behalf of the Company’s unaffiliated stockholders against all of the Company’s directors, the Company and Welsh, Carson, Anderson & Stowe. On November 18, 2004, the Court entered an Order of Consolidation which, among other things, consolidated the above-mentioned actions under the caption In re: Select Medical Corporation Shareholders Litigation, Consolidated C.A. No. 755-N and appointed co-lead plaintiffs’ counsel.
     On December 20, 2004, plaintiffs Garco Investments LLP and Terence C. Davey filed an Amended Consolidated Complaint in the Court, purportedly on behalf of the Company’s unaffiliated stockholders against all of the Company’s directors, the Company and Welsh, Carson, Anderson & Stowe. The amended complaint alleged, among other things, that the defendants breached their fiduciary duties owed to the plaintiffs and the Company’s stockholders in connection with the proposed going private transaction, that the proposed merger consideration was not fair or adequate, and that the defendants failed to disclose and/or misrepresented material information in the proxy statement relating to the merger and/or disseminated a “stale” fairness opinion by Banc of America Securities LLC.
     As a result of arm’s-length settlement negotiations among counsel in the Delaware consolidated lawsuit, on January 21, 2005 the parties executed a stipulation of settlement which recognizes, among other things, that the allegations of the amended complaint were a material factor in causing the Company to make certain additional disclosures in the proxy statement, and that those disclosures, and the other terms set forth in the stipulation of settlement (which is on file with the Court) are a fair and reasonable means by which to resolve the action. On June 1, 2005, the Court, following a hearing, granted final approval of the settlement.

     The Company carries director and officer insurance covering these purported class actions lawsuits. While the Company does not believe these claims will have a material adverse effect on our financial position or results of operations, due to the uncertain nature of such litigation, the Company cannot predict the outcome of these matters.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under our insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.
     To cover claims arising out of the operations of the Company’s hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages. Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of this complaint to determine if it will intervene in the case. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation of matters alleged in this qui tam complaint. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has recently been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in this case. However, the Company believes, based on its prior experiences with qui tam cases and the information currently available to the Company, that this qui tam action will not have a material adverse effect on the Company.
Other
     The Company has entered into a number of construction contracts for renovation of the real estate it has recently purchased (see Note 6) and the major renovation at one of its rehabilitation hospitals. Outstanding commitments under these contracts approximate $34.3 million at June 30, 2005.

15. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries
     The 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2005 and for the period January 1, 2005 through February 24, 2005 (Predecessor), February 25, 2005 through June 30, 2005 (Successor), and the six month period ending June 30, 2004 (Predecessor).
     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2005:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Canadian Back Institute Limited and its subsidiaries	OccuMed East, P.C.
Cupertino Medical Center, P.C.	Ohio Occupational Health, P.C., Inc.
Elizabethtown Physical Therapy	Partners in Physical Therapy, PLLC
Jeff Ayres, PT Therapy Center, Inc.	Philadelphia Occupational Health, P.C.
Jeffersontown Physical Therapy, LLC	Rehabilitation Physician Services, P.C
Kentucky Orthopedic Rehabilitation, LLC	Robinson & Associates, P.C.
Kessler Core PT, OT and Speech Therapy at New York, LLC	Select Specialty Hospital – Central Pennsylvania, L.P.
Langhorne, P.C.	Select Specialty Hospital – Houston, L.P.
Lester OSM, P.C.	Select Specialty Hospital – Mississippi Gulf Coast, Inc.
Louisville Physical Therapy, P.S.C.	Sprint Physical Therapy, P.C.
Medical Information Management Systems, LLC	Therex, P.C.
Metropolitan West Physical Therapy and Sports Medicine Services Inc.	TJ Corporation I, LLC
Metro Therapy, Inc.	U.S. Regional Occupational Health II, P.C.
MKJ Physical Therapy, Inc.	U.S. Regional Occupational Health II of New Jersey, P.C.
New York Physician Services, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2005 Successor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$7,866	$2,405	$10,798	$—		$21,069
Restricted cash	6,851	—	—	—		6,851
Accounts receivable, net	115	298,018	17,009	—		315,142
Current deferred tax asset	14,735	52,366	3,912	—		71,013
Other current assets	1,384	14,694	4,364	—		20,442

Total Current Assets	30,951	367,483	36,083	—		434,517

Property and equipment, net	9,219	186,880	24,473	—		220,572
Investment in affiliates	664,877	61,102	—	(725,979	) (a)	—
Goodwill	8,730	1,360,907	—	—		1,369,637
Other identifiable intangibles	(2,200)	92,038	20	—		89,858
Non-current deferred tax asset	42,671	(33,032)	(1,502)	—		8,137
Other assets	60,620	3,003	1,617	—		65,240

Total Assets	$814,868	$2,038,381	$60,691	$(725,979)		$2,187,961

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$1,380	$6,447	$471	$—		$8,298
Accounts payable	1,971	54,073	7,404	—		63,448
Intercompany accounts	(892,588)	898,751	(6,163)	—		—
Accrued payroll	1,518	56,119	430	—		58,067
Accrued vacation	2,786	21,936	2,183	—		26,905
Accrued professional liability	17,303	—	—	—		17,303
Accrued restructuring	—	2,888	—	—		2,888
Accrued other	25,899	68,165	2,517	—		96,581
Income taxes payable	7,550	1,965	(5,974)	—		3,541
Due to third party payors	6,099	11,217	(5,832)	—		11,484

Total Current Liabilities	(828,082)	1,121,561	(4,964)	—		288,515

Long-term debt, net of current portion	1,169,279	232,012	17,391	—		1,418,682

Total liabilities	341,197	1,353,573	12,427	—		1,707,197

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	587	6,506	—		7,093

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	429,062	—	—	—		429,062
Retained earnings	42,494	41,520	11,196	(52,716	) (b)	42,494
Subsidiary investment	—	642,701	30,562	(673,263	) (a)	—
Accumulated other comprehensive income	2,115	—	—	—		2,115

Total Stockholders’ Equity	473,671	684,221	41,758	(725,979)		473,671

Total Liabilities and Stockholders’ Equity	$814,868	$2,038,381	$60,691	$(725,979)		$2,187,961

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$28	$248,857	$38,902	$—		$287,787

Costs and expenses:
Cost of services	—	193,323	32,105	—		225,428
Stock compensation associated with Merger	142,213	—	—	—		142,213
General and administrative	6,931	553	—	—		7,484
Bad debt expense	—	6,223	438	—		6,661
Depreciation and amortization	371	5,025	781	—		6,177

Total costs and expenses	149,515	205,124	33,324	—		387,963

Income (loss) from operations	(149,487)	43,733	5,578	—		(100,176)

Other income and expense:
Intercompany interest and royalty fees	6,261	(6,221)	(40)	—		—
Intercompany management fees	(213,822)	213,436	386	—		—
Loss on early retirement of debt	42,736	—	—	—		42,736
Merger related charges	12,025	—	—	—		12,025
Interest income	(294)	(229)	—	—		(523)
Interest expense	1,433	2,953	348	—		4,734

Income (loss) before minority interests and income taxes	2,174	(166,206)	4,884	—		(159,148)

Minority interest in consolidated subsidiary companies	—	7	462	—		469

Income (loss) before income taxes	2,174	(166,213)	4,422	—		(159,617)

Income tax expense (benefit)	130	(59,937)	441	—		(59,366)

Equity in earnings of subsidiaries	(102,295)	3,192	—	99,103	(a)	—

Net income (loss)	$(100,251)	$(103,084)	$3,981	$99,103		$(100,251)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period February 25 through June 30, 2005
	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$7	$599,663	$87,082	$—		$686,752

Costs and expenses:
Cost of services	—	461,495	69,530	—		531,025
Stock compensation associated with Merger	6,143	—	—	—		6,143
General and administrative	14,620	1,047	—	—		15,667
Bad debt expense	—	9,314	710	—		10,024
Depreciation and amortization	3,044	12,075	1,618	—		16,737

Total costs and expenses	23,807	483,931	71,858	—		579,596

Income (loss) from operations	(23,800)	115,732	15,224	—		107,156

Other income and expense:
Intercompany interest and royalty fees	16,395	(16,144)	(251)	—		—
Intercompany management fees	(64,148)	63,945	203	—		—
Interest income	(221)	(49)	(11)	—		(281)
Interest expense	27,454	6,720	628	—		34,802

Income (loss) before minority interests and income taxes	(3,280)	61,260	14,655	—		72,635

Minority interest in consolidated subsidiary companies	—	90	1,402	—		1,492

Income (loss) before income taxes	(3,280)	61,170	13,253	—		71,143

Income tax expense (benefit)	(322)	26,914	2,057	—		28,649

Equity in earnings of subsidiaries	45,452	7,264	—	(52,716	) (a)	—

Net income	$42,494	$41,520	$11,196	$(52,716)		$42,494

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(100,251)	$(103,084)	$3,981	$99,103	(a)	$(100,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	371	5,025	781	—		6,177
Provision for bad debts	—	6,223	438	—		6,661
Loss on early retirement of debt	7,977	—	—	—		7,977
Minority interests	—	7	462	—		469
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	102,295	(3,192)	—	(99,103	)(a)	—
Intercompany	(9,314)	12,090	(2,776)	—		—
Accounts receivable	(133)	(47,567)	(1,276)	—		(48,976)
Other current assets	1,899	(374)	291	—		1,816
Other assets	8,375	(9,045)	48	—		(622)
Accounts payable	(296)	6,128	(582)	—		5,250
Due to third-party payors	—	3,953	(3,286)	—		667
Accrued expenses	47,203	152,793	(87)	—		199,909
Income taxes	(59,190)	—	(831)	—		(60,021)

Net cash provided by (used in) operating activities	(1,064)	22,957	(2,837)	—		19,056

Investing activities
Purchases of property and equipment	(305)	(2,045)	(236)	—		(2,586)
Acquisition of businesses, net of cash acquired	—	(105,092)	(3,187)	—		(108,279)

Net cash used in investing activities	(305)	(107,137)	(3,423)	—		(110,865)

Financing activities
Intercompany debt reallocation	(2,964)	63	2,901	—		—
Principal payments on seller and other debt	—	(528)	—	—		(528)
Restricted cash	108	—	—	—		108
Proceeds from issuance of common stock	1,023	—	—	—		1,023
Distributions to minority interests	—	—	(401)	—		(401)

Net cash provided by (used in) financing activities	(1,833)	(465)	2,500	—		202

Effect of exchange rate changes on cash and cash equivalents	(149)	—	—	—		(149)

Net decrease in cash and cash equivalents	(3,351)	(84,645)	(3,760)	—		(91,756)

Cash and cash equivalents at beginning of period	161,704	74,641	11,131	—		247,476

Cash and cash equivalents at end of period	$158,353	$(10,004)	$7,371	$—		$155,720

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period February 25 through June 30, 2005
	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$42,494	$41,520	$11,196	$(52,716	)(a)	$42,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,044	12,075	1,618	—		16,737
Provision for bad debts	—	9,314	710	—		10,024
Noncash stock compensation expense	6,143	—	—	—		6,143
Minority interests	—	90	1,402	—		1,492
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(45,452)	(7,264)	—	52,716	(a)	—
Intercompany	(119,596)	130,975	(11,379)	—		—
Accounts receivable	47	(42,566)	(1,313)	—		(43,832)
Other current assets	(387)	939	(36)	—		516
Other assets	(56,556)	56,762	(430)	—		(224)
Accounts payable	621	1,564	643	—		2,828
Due to third-party payors	49	(1,125)	(1,372)	—		(2,448)
Accrued expenses	(29,817)	(138,378)	53	—		(168,142)
Income taxes	14,201	—	6,339	—		20,540

Net cash provided by (used in) operating activities	(185,209)	63,906	7,431	—		(113,872)

Investing activities
Purchases of property and equipment, net	(919)	(54,205)	(1,084)	—		(56,208)
Acquisition of businesses, net of cash acquired	—	(2,215)	—	—		(2,215)

Net cash used in investing activities	(919)	(56,420)	(1,084)	—		(58,423)

Financing activities
Equity investment by Holdings	722,242	—	—	—		722,242
Proceeds from credit facility	780,000	—	—	—		780,000
Proceeds from senior subordinated notes	660,000	—	—	—		660,000
Repayment of senior subordinated notes	(350,000)	—	—	—		(350,000)
Deferred financing costs	(57,198)	—	—	—		(57,198)
Costs associated with equity investment of Holdings	(8,686)	—	—	—		(8,686)
Intercompany debt reallocation	(6,365)	8,370	(2,005)	—		—
Net repayments on credit facility debt	(16,450)	—	—	—		(16,450)
Principal payments on seller and other debt	—	(3,447)	(44)	—		(3,491)
Restricted cash	72	—	—	—		72
Repurchases of common stock	(1,687,994)	—	—	—		(1,687,994)
Distributions to minority interests	—	—	(871)	—		(871)

Net cash provided by (used in) financing activities	35,621	4,923	(2,920)	—		37,624

Effect of exchange rate changes on cash and cash equivalents	20	—	—	—		20

Net increase (decrease) in cash and cash equivalents	(150,487)	12,409	3,427	—		(134,651)

Cash and cash equivalents at beginning of period	158,353	(10,004)	7,371	—		155,720

Cash and cash equivalents at end of period	$7,866	$2,405	$10,798	$—		$21,069

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2004
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$22	$717,605	$116,079	$—		$833,706

Costs and expenses:
Cost of services	—	553,615	93,692	—		647,307
General and administrative	24,550	995	—	—		25,545
Bad debt expense	—	22,362	837	—		23,199
Depreciation and amortization	1,288	15,555	2,426	—		19,269

Total costs and expenses	25,838	592,527	96,955	—		715,320

Income (loss) from operations	(25,816)	125,078	19,124	—		118,386

Other income and expense:
Intercompany interest and royalty fees	14,800	(14,774)	(26)	—		—
Intercompany management fees	(50,684)	48,787	1,897	—		—
Interest income	(620)	(231)	—	—		(851)
Interest expense	5,178	10,164	1,411	—		16,753

Income from continuing operations before minority interests and income taxes	5,510	81,132	15,842	—		102,484

Minority interest in consolidated subsidiary companies	—	166	1,986	—		2,152

Income from continuing operations before income taxes	5,510	80,966	13,856	—		100,332

Income tax expense	4,877	33,044	2,526	—		40,447

Income from continuing operations	633	47,922	11,330	—		59,885

Income from discontinued operations, net of tax	—	656	—	—		656

Equity in earnings of subsidiaries	59,908	7,053	—	(66,961	)(a)	—

Net income	$60,541	$55,631	$11,330	$(66,961)		$60,541

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2004
	Predecessor
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read this discussion together with our consolidated financial statements and the accompanying notes.
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	compliance with the Medicare “hospital within a hospital” regulation changes will require increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability;

•	the failure of our long-term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	additional changes in government reimbursement for our services may have an adverse effect on our future net operating revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of June 30, 2005, we operated 98 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 740 outpatient rehabilitation clinics in 24 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     On February 24, 2005, we consummated a merger with a wholly owned subsidiary of Select Medical Holdings Corporation (“Holdings”) pursuant to which we became a wholly owned subsidiary of Holdings. Holdings is owned by an investor group that includes Welsh, Carson, Anderson & Stowe IX, LP (“Welsh Carson”), Thoma Cressey Equity Partners, Inc. (“Thoma Cressey”) and members of our senior management. This merger is discussed in more detail herein. As a result of the Merger, our assets and liabilities have been adjusted to their fair value as of the closing. We have also experienced an increase in our aggregate outstanding indebtedness as a result of financing transactions associated with the Merger. Accordingly, our amortization expense and interest expense are higher in periods following the Merger. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of $1.4 billion has been allocated to goodwill, which will be the subject of an annual impairment test. In determining the total economic consideration to use for financial accounting purposes, we have applied guidance found in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions.” This has resulted in a portion of the equity related to our continuing stockholders to be recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets to be recorded likewise.
     Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion, the financial data for the period after the Merger, February 25, 2005 through June 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined six months ended June 30, 2005. The combined data is referred to herein as the combined six months ended June 30, 2005. As a result of the Merger, interest expense, loss on early retirement of debt, merger related charges, depreciation and amortization have been impacted. No other statement of operations data has been changed as a result of the Merger. Accordingly, we believe this combined presentation is a reasonable means of presenting our operating results.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $974.5 million for the combined six months ended June 30, 2005. Of this total, we earned approximately 71% of our net operating revenues from our specialty hospitals and approximately 29% from our outpatient rehabilitation business for the combined six months ended June 30, 2005.
     Our specialty hospital segment consists of hospitals designed to serve the needs of long-term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in our long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in our inpatient rehabilitation facilities typically suffer from debilitating injuries, including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical and vocational rehabilitation services. Our outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.
Second Quarter Ended June 30, 2005
     For the three months ended June 30, 2005, our net operating revenues increased 18.4% to $491.6 million compared to the three months ended June 30, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare Inc. on January 1, 2005 and the growth in net operating revenues at our same store hospitals. This growth in net operating revenue was offset by a decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the clinics. We had income from operations for the three months ended June 30, 2005 of $75.2 million compared to $59.1 million for the three months ended June 30, 2004. This increase is also principally attributable to the growth in income at our same store hospitals and the income generated from the SemperCare hospitals.
     For the combined six months ended June 30, 2005, our net operating revenues increased 16.9% to $974.5 million compared to the six months ended June 30, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare Inc. on January 1, 2005 and the growth in net operating revenues at our same store hospitals. This growth in net operating revenue was offset by a decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the clinics. We had income from operations for the combined six months ended June 30, 2005 of $7.0 million compared to $118.4 million for the six months ended June 30, 2004. Excluding the stock compensation costs associated with the Merger of $148.4 million, income from operations would have been $155.3 million. This increase is also principally attributable to the growth in income at our same store hospitals and the income generated from the SemperCare hospitals. For the combined six months ended June 30, 2005, we also incurred a loss on early retirement of debt of $42.7 million related to the repayment of our 7 1/2% and 9 1/2% senior subordinated notes and other expenses related to the Merger of $12.0 million.
     Our cash flow from operations used $94.8 million of cash for the combined six months ended June 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Excluding the merger related expenses, operating activities would have provided $91.2 million of cash flow.
SemperCare Acquisition
     On January 1, 2005, we acquired SemperCare, Inc., which operated 17 long-term acute care hospitals in 11 states, for approximately $100 million in cash. Six of the SemperCare facilities are in markets that overlap with other of our hospital markets. All of the SemperCare facilities are HIHs, and we expect to transition these facilities to adapt to the new HIH regulations within a similar time frame and using strategies similar to those that we will use to transition our other HIHs.
Merger and Related Transactions
     On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Select Medical Holdings Corporation. Select Medical Holdings Corporation was formally known as EGL Holding Company and is referred to as Holdings. The Merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. Holdings and EGL Acquisition Corp. were Delaware corporations formed by Welsh Carson for purposes of engaging in the Merger and the related transactions described below.

     Upon the consummation of the Merger, Select became a wholly owned subsidiary of Holdings and all of the capital stock of Holdings was owned by an investor group that includes our sponsors, Welsh Carson and Thoma Cressey, and certain other “rollover” investors that participated in the Merger. Immediately prior to the Merger, shares of our common stock which were owned by our rollover investors were contributed to Holdings in exchange for equity securities of Holdings. For purposes of such exchange, these rollover shares were valued at $152.0 million in the aggregate, or $18.00 per share (the per share merger consideration). Upon consummation of the Merger, these rollover shares were cancelled without payment of any merger consideration.
     The amount of funds and rollover equity used to consummate the Transactions was $2,443.1 million, including:
•	$1,827.7 million to pay our then existing stockholders (other than rollover stockholders) and option holders all amounts due under the merger agreement;

•	$152.0 million of rollover equity from our continuing investors;

•	$344.2 million to repay existing indebtedness; and

•	$119.2 million to pay related fees and expenses, including premiums, consent fees and interest payable in connection with the tender offers and consent solicitations for our existing senior subordinated notes.
     The Transactions were financed by:
•	a cash equity investment in Holdings of $570.0 million by an investor group led by our sponsors (the net proceeds of which were contributed by Holdings to us) and a rollover equity investment in Holdings of $152.0 million by our continuing investors;

•	Holdings’ issuance and sale of senior subordinated notes, preferred stock and common stock to WCAS Capital Partners IV, L.P., an investment fund affiliated with Welsh Carson, Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family, for an aggregate purchase price of $150.0 million (the net proceeds of which will be contributed by Holdings to us);

•	borrowings by us of $580.0 million in term loans and $200.0 million in revolving loans under our new senior secured credit facility;

•	existing cash on hand of $131.1 million; and

•	the issuance of $660.0 million in aggregate principal amount of the outstanding notes.
     In connection with the Merger, we commenced tender offers to acquire all of our 9 1/2% senior subordinated notes due 2009 and all of our 7 1/2% senior subordinated notes due 2013. In connection with such tender offers we sought consents to eliminate substantially all of the restrictive covenants and make other amendments to the indentures governing such notes. Upon completion of the tender offers on February 24, 2005, holders of all of our 7 1/2% senior subordinated notes and holders of approximately 96.7% of our 9 1/2% senior subordinated notes had delivered consents and tendered their notes in connection with such tender offers and consent solicitations.

Regulatory Changes
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold is the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. At June 30, 2005, we operated 98 long-term acute care hospitals, 94 of which operated as HIHs.
     We have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that approximately 50% of our hospitals will not require a move.
     The new HIH regulations established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
Development of New Specialty Hospitals and Clinics
     Historically our goal had been to open approximately eight to ten new long-term acute care hospitals each year, utilizing primarily our “hospital within a hospital” model. As a result of the regulatory changes published by CMS on August 11, 2004, we opened four long-term acute care hospitals in 2004. We expect to continue evaluating opportunities to develop new long-term acute care hospitals, primarily in settings where the new HIH regulations would have little or no impact, for example, in free-standing buildings. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

Operating Statistics
     The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities, closures and consolidations. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2005	2004	2005
Specialty hospital data(1):
Number of hospitals — start of period	83	103	83	86
Number of hospital start-ups	3	—	3	—
Number of hospitals closed	—	(1)	—	(1)
Number of hospitals acquired	—	—	—	17

Number of hospitals — end of period	86	102	86	102

Available licensed beds	3,359	3,856	3,359	3,856
Admissions	8,306	9,995	17,044	20,331
Patient days	204,525	246,458	417,252	497,297
Average length of stay (days)	24	24	24	25
Net revenue per patient day(2)	$1,285	$1,375	$1,264	$1,352
Occupancy rate	69%	70%	70%	71%
Percent patient days — Medicare	73%	75%	74%	76%
Outpatient rehabilitation data:
Number of clinics owned — start of period	741	715	758	705
Number of clinics acquired	—	—	2	7
Number of clinic start-ups	9	6	13	15
Number of clinics closed/sold	(22)	(25)	(45)	(31)

Number of clinics owned — end of period	728	696	728	696
Number of clinics managed — end of period	33	44	33	44

Total number of clinics (all) — end of period	761	740	761	740

Number of visits (U.S.)	993,237	917,573	1,997,343	1,833,395
Net revenue per visit (U.S.)(3)	$89	$89	$90	$90

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Net revenue per visit (U.S.) is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

Results of Operations
     The following table presents the combined consolidated statement of operations for the six months ended June 30, 2005. The financial data for the period after the Merger, February 25, 2005 through June 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined six months ended June 30, 2005.

	Six Months Ended
	June 30, 2005
	(in thousands)
	Predecessor	Successor	Combined
Net operating revenues	$287,787	$686,752	$974,539

Costs and expenses:
Cost of services	225,428	531,025	756,453
Stock compensation associated with Merger	142,213	6,143	148,356
General and administrative	7,484	15,667	23,151
Bad debt expense	6,661	10,024	16,685
Depreciation and amortization	6,177	16,737	22,914

Total costs and expenses	387,963	579,596	967,559

Income (loss) from operations	(100,176)	107,156	6,980

Other income and expense:
Loss on early retirement of debt	42,736	—	42,736
Merger related charges	12,025	—	12,025
Interest income	(523)	(281)	(804)
Interest expense	4,734	34,802	39,536

Income (loss) before minority interests and income taxes	(159,148)	72,635	(86,513)
Minority interest in consolidated subsidiary companies	469	1,492	1,961

Income (loss) before income taxes	(159,617)	71,143	(88,474)
Income tax expense (benefit)	(59,366)	28,649	(30,717)

Net income (loss)	$(100,251)	$42,494	$(57,757)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2005	2004	2005
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(2)	77.5	78.4	77.7	77.6
Stock compensation associated with Merger	—	0.4	—	15.2
General and administrative	3.3	2.3	3.0	2.4
Bad debt expense	2.8	1.1	2.8	1.7
Depreciation and amortization	2.1	2.5	2.3	2.4

Income (loss) from operations	14.3	15.3	14.2	0.7
Loss on early retirement of debt	—	—	—	4.4
Merger related charges	—	—	—	1.2
Interest expense, net	1.6	5.1	1.9	4.0

Income (loss) from continuing operations before minority interests and income taxes	12.7	10.2	12.3	(8.9)
Minority interests	0.3	0.2	0.2	0.2

Income (loss) from continuing operations before income taxes	12.4	10.0	12.1	(9.1)
Income tax (benefit)	5.0	4.0	4.9	(3.2)

Income (loss) from continuing operations	7.4	6.0	7.2	(5.9)
Income from discontinued operations, net of tax	N/M	—	N/M	—

Net income (loss)	7.4%	6.0%	7.2%	(5.9)%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2005	% Change	2004	2005 (1)	% Change
		(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$267,918	$346,874	29.5%	$537,297	$688,385	28.1%
Outpatient rehabilitation	144,279	142,582	(1.2)	289,943	280,814	(3.1)
Other (4)	3,040	2,184	(28.2)	6,466	5,340	(17.4)

Total company	$415,237	$491,640	18.4%	$833,706	$974,539	16.9%

Income (loss) from operations:
Specialty hospitals	$53,526	$71,424	33.4%	$106,596	$144,114	35.2%
Outpatient rehabilitation	20,728	19,505	(5.9)	40,067	38,679	(3.5)
Other (4)	(15,143)	(15,738)	(3.9)	(28,277)	(175,813)	N/M

Total company	$59,111	$75,191	27.2%	$118,386	$6,980	(94.1)%

Adjusted EBITDA:(3)
Specialty hospitals	$58,114	$78,493	35.1%	$116,021	$157,548	35.8%
Outpatient rehabilitation	24,170	22,466	(7.1)	47,078	44,289	(5.9)
Other (4)	(14,101)	(11,462)	18.7	(25,444)	(23,587)	7.3
Adjusted EBITDA margins:(3)
Specialty hospitals	21.7%	22.6%	4.1%	21.6%	22.9%	6.0%
Outpatient rehabilitation	16.8	15.8	(6.0)	16.2	15.8	(2.5)
Other (4)	N/M	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$525,438	$1,609,317		$525,438	$1,609,317
Outpatient rehabilitation	368,098	519,779		368,098	519,779
Other (4)	190,321	58,865		190,321	58,865

Total company	$1,083,857	$2,187,961		$1,083,857	$2,187,961

Purchases of property and equipment, net:
Specialty hospitals	$9,147	$52,349		$13,025	$54,292
Outpatient rehabilitation	1,406	339		3,151	1,021
Other (4)	817	2,408		2,956	3,481

Total company	$11,370	$55,096		$19,132	$58,794

     The following table reconciles same hospitals information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005 (1)
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$267,918	$346,874	$537,297	$688,385
Less: Specialty hospitals opened, acquired or closed after 1/1/04	1,990	52,743	3,975	101,417

Specialty hospitals same store net operating revenue	$265,928	$294,131	$533,322	$586,968

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$58,114	$78,493	$116,021	$157,548
Less: Specialty hospitals opened, acquired or closed after 1/1/04	(1,175)	8,232	(1,838)	15,546

Specialty hospitals same store Adjusted EBITDA(3)	$59,289	$70,261	$117,859	$142,002

All specialty hospitals Adjusted EBITDA margin(3)	21.7%	22.6%	21.6%	22.9%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.3%	23.9%	22.1%	24.2%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through June 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined six months ended June 30, 2005.

(2)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation associated with the merger, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 11 to our interim consolidated financial statements for the period ended June 30, 2005 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

(4)	Other primarily includes the Company’s general and administrative services, as well as businesses associated with the sale of home medical equipment, orthotics, prosthetics and infusion/intravenous services.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
   Net Operating Revenues
     Our net operating revenues increased by 18.4% to $491.6 million for the three months ended June 30, 2005 compared to $415.2 million for the three months ended June 30, 2004.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 29.5% to $346.9 million for the three months ended June 30, 2005 compared to $267.9 million for the three months ended June 30, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both periods increased 10.6% to $294.1 million for the three months ended June 30, 2005 from $265.9 million for the three months ended June 30, 2004. This increase resulted primarily from higher net revenue per patient day. Our patient days for these hospitals increased 3.6%. Additionally, our occupancy percentage increased to 72% for the three months ended June 30, 2005 compared to 69% for the three months ended June 30, 2004. The remaining increase of $50.8 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $43.3 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 1.2% to $142.6 million for the three months ended June 30, 2005 compared to $144.3 million for the three months ended June 30, 2004. The number of patient visits in our U.S. based outpatient rehabilitation clinics declined 7.6% for the three months ended June 30, 2005 to 917,573 visits compared to 993,237 visits for the three months ended June 30, 2004. The decrease in net operating revenues and patient visits was principally related to a 4.4% decline in the number of clinics we operate and a 1.5% decline in the volume of visits per clinic at our U.S. locations offset by an increase in our Canadian based outpatient revenue. Net revenue per visit in our U.S. based clinics was $89 in both 2005 and 2004.
     Other. Our other revenues were $2.2 million for the three months ended June 30, 2005 compared to $3.0 million for the three months ended June 30, 2004. These revenues are principally related to the sales of home medical equipment, orthotics, prosthetics and infusion/intravenous services.
   Operating Expenses
     Our operating expenses increased by 15.9% to $402.1 million for the three months ended June 30, 2005 compared to $347.1 million for the three months ended June 30, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of SemperCare facilities on January 1, 2005. As a percentage of our net operating revenues, our operating expenses were 81.8% for the three months ended June 30, 2005 compared to 83.6% for the three months ended June 30, 2004. Cost of services as a percentage of operating revenues increased to 78.4% for the three months ended June 30, 2005 from 77.5% for the three months ended June 30, 2004. This increase resulted because we experienced higher labor and operating costs in our outpatient division combined with higher non-labor costs in our hospitals. Another component of cost of services is facility rent expense, which was $21.8 million for the three months ended June 30, 2005 compared to $19.8 million for the three months ended June 30, 2004. This increase is principally related to the SemperCare Hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.3% for the three months ended June 30, 2005 from 3.3% for the three months ended June 30, 2004. This decrease in general and administrative expenses as a percentage of net operating revenue is the result of a decline in our corporate expenses of $2.6 million combined with an increase in our net operating revenues. Our bad debt expense as a percentage of net operating revenues was 1.1% for the three months ended June 30, 2005 compared to 2.8% for the three months ended June 30, 2004.

This decrease in bad debt expense resulted from continued improvement in the composition and aging of our accounts receivable.
   Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 35.1% to $78.5 million for the three months ended June 30, 2005 compared to $58.1 million for the three months ended June 30, 2004. Our Adjusted EBITDA margins increased to 22.6% for the three months ended June 30, 2005 from 21.7% for the three months ended June 30, 2004. The hospitals opened before January 1, 2004 and operated throughout both periods had Adjusted EBITDA of $70.3 million, an increase of 18.5% over the Adjusted EBITDA of these hospitals in 2004. This increase in same hospital Adjusted EBITDA resulted from an increase in adjusted EBITDA margins and an increase in our patient days. Our Adjusted EBITDA margin in these same store hospitals increased to 23.9% for the three months ended June 30, 2005 from 22.3% for the three months ended June 30, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 7.1% to $22.5 million for the three months ended June 30, 2005 compared to $24.2 million for the three months ended June 30, 2004. Our Adjusted EBITDA margins declined to 15.8% for the three months ended June 30, 2005 from 16.8% for the three months ended June 30, 2004. The decline in Adjusted EBITDA was the result of the decline in the number of clinics we operate and the decline in clinic visit volumes, described under—“Net Operating Revenue -Outpatient Rehabilitation” above, combined with the reduction in Adjusted EBITDA margin. Our Adjusted EBITDA margin of 15.8% for the three months ended June 30, 2005 was consistent with the Adjusted EBITDA margin for the combined three months ended March 31, 2005.
     Other. The Adjusted EBITDA loss was $11.5 million for the three months ended June 30, 2005 compared to a loss of $14.1 million for the three months ended June 30, 2004. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
   Income (Loss) from Operations
     For the three months ended June 30, 2005 we experienced income from operations of $75.2 million compared to $59.1 million for the three months ended June 30, 2004. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization of $3.4 million and additional stock compensation cost associated with the Merger of $1.8 million. This increase in depreciation and amortization resulted primarily from additional depreciation associated with the SemperCare hospitals, amortization of identifiable intangible assets recorded as part of the Merger and depreciation on increased fixed asset values recorded as part of the Merger.
   Interest Expense
     Interest expense increased by $17.8 million to $25.2 million for the three months ended June 30, 2005 from $7.3 million for the three months ended June 30, 2004. The increase in interest expense is due to the higher debt levels outstanding in the current period as a result of the Merger. During this Successor period we had approximately $1.1 billion in additional debt compared to the same period in 2004.
   Minority Interests
     Minority interests in consolidated earnings was $1.0 million for the three months ended June 30, 2005 compared to $1.1 million for the three months ended June 30, 2004.

  Income Taxes
     We recorded income tax expense of $19.8 million for the three months ended June 30, 2005. The expense represented an effective tax rate of 40.2%. For the three months ended June 30, 2004 we recorded income tax expense of $20.7 million. This expense represented an effective tax rate of 40.4%.
   Income from Discontinued Operations, Net of Tax
     On September 27, 2004 we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Combined Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
   Net Operating Revenues
     Our net operating revenues increased by 16.9% to $974.5 million for the combined six months ended June 30, 2005 compared to $833.7 million for the six months ended June 30, 2004.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 28.1% to $688.4 million for the combined six months ended June 30, 2005 compared to $537.3 million for the six months ended June 30, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both periods increased 10.1% to $587.0 million for the combined six months ended June 30, 2005 from $533.3 million for the six months ended June 30, 2004. This increase resulted primarily from higher net revenue per patient day. Our patient days for these hospitals increased 2.8%. Additionally, our occupancy percentage increased to 73% for the combined six months ended June 30, 2005 compared to 70% for the six months ended June 30, 2004. The remaining increase of $97.4 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $85.4 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 3.1% to $280.8 million for the combined six months ended June 30, 2005 compared to $289.9 million for the six months ended June 30, 2004. The number of patient visits in our U.S. based outpatient rehabilitation clinics declined 8.2% for the combined six months ended June 30, 2005 to 1,833,395 visits compared to 1,997,343 visits for the six months ended June 30, 2004. The decrease in net operating revenues and patient visits was principally related to a 4.4% decline in the number of clinics we operate and a 2.7% decline in the volume of visits per clinic at our U.S. locations. Net revenue per visit in these clinics was $90 in both 2005 and 2004.
     Other. Our other revenues were $5.3 million for the combined six months ended June 30, 2005 compared to $6.5 million for the six months ended June 30, 2004. These revenues are principally related to the sales of home medical equipment, orthotics, prosthetics and infusion/intravenous services.

   Operating Expenses
     Our operating expenses increased by 14.4% to $796.3 million for the combined six months ended June 30, 2005 compared to $696.1 million for the six months ended June 30, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of SemperCare facilities on January 1, 2005. As a percentage of our net operating revenues, our operating expenses were 81.7% for the combined six months ended June 30, 2005 compared to 83.5% for the six months ended June 30, 2004. Cost of services as a percentage of operating revenues was 77.6% for the combined six months ended June 30, 2005 compared to 77.7% for the six months ended June 30, 2004. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $43.5 million for the combined six months ended June 30, 2005 compared to $39.5 million for the six months ended June 30, 2004. This increase is principally related to the SemperCare hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.4% for the combined six months ended June 30, 2005 from 3.0% for the six months ended June 30, 2004. This decrease in general and administrative expenses as a percentage of net operating revenue is the result of a decline in our general and administrative costs of $2.4 million combined with an increase in our net operating revenues. Our bad debt expense as a percentage of net operating revenues was 1.7% for the combined six months ended June 30, 2005 compared to 2.8% for the six months ended June 30, 2004. This decrease in bad debt expense resulted from continued improvement in the composition and aging of our accounts receivable.
  Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 35.8% to $157.5 million for the combined six months ended June 30, 2005 compared to $116.0 million for the six months ended June 30, 2004. Our Adjusted EBITDA margins increased to 22.9% for the combined six months ended June 30, 2005 from 21.6% for the six months ended June 30, 2004. The hospitals opened before January 1, 2004 and operated throughout both periods had Adjusted EBITDA of $142.0 million, an increase of 20.5% over the Adjusted EBITDA of these hospitals in 2004. This increase in same hospital Adjusted EBITDA resulted from an increase in our Adjusted EBITDA margin and an increase in our patient days. Our Adjusted EBITDA margin in these same store hospitals increased to 24.2% for the combined six months ended June 30, 2005 from 22.1% for the six months ended June 30, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 5.9% to $44.3 million for the combined six months ended June 30, 2005 compared to $47.1 million for the six months ended June 30, 2004. Our Adjusted EBITDA margins declined to 15.8% for the combined six months ended June 30, 2005 from 16.2% for the six months ended June 30, 2004. The decline in Adjusted EBITDA was the result of the decline in the number of clinics we operate and the decline in clinic visit volumes, described under—“Net Operating Revenue -Outpatient Rehabilitation” above, combined with a reduction in Adjusted EBITDA margin.
     Other. The Adjusted EBITDA loss was $23.6 million for the combined six months ended June 30, 2005 compared to a loss of $25.4 million for the six months ended June 30, 2004. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
  Income (Loss) from Operations
     For the combined six months ended June 30, 2005 we experienced income from operations of $7.0 million compared to income from operations of $118.4 million for the six months ended June 30, 2004. The lower income from operations experienced for the combined six months ended June 30, 2005 resulted from the significant stock compensation costs related to the merger of $148.4 million and an increase in depreciation and amortization of $3.6 million offset by the Adjusted EBITDA increases described above. The stock compensation expense was comprised of $142.2 million related to the cancellation of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $6.2 million of stock compensation expense related to shares of restricted stock that were issued in the Successor period of February 25, 2005 through June 30, 2005.
  Loss on Early Retirement of Debt
     In connection with the Merger, we commenced tender offers to acquire all of our 9 1/2% senior subordinated notes due 2009 and all of our 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
  Merger Related Charges
     As a result of the Merger, we incurred costs in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the fees of the investment advisor hired by the Special Committee of our Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
  Interest Expense
     Interest expense increased by $22.8 million to $39.5 million for the combined six months ended June 30, 2005 from $16.8 million for the six months ended June 30, 2004. The increase in interest expense is due to the higher debt levels outstanding in the Successor period of February 25, 2005 through June 30, 2005. During this Successor period we had approximately $1.1 billion in additional debt compared to the same period in 2004.
  Minority Interests
     Minority interests in consolidated earnings was $2.0 million for the combined six months ended June 30, 2005 compared to $2.2 million for the six months ended June 30, 2004.
  Income Taxes
     We recorded income tax benefit of $59.4 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory Federal rate of 35% and a state rate of 2.2%. The Federal tax benefit will be carried forward and used to offset our Federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $28.6 million for the Successor period of February 25, 2005 through June 30, 2005. The expense represented an effective tax rate of 40.3%. For the six months ended June 30, 2004 we recorded income tax expense of $40.4 million. This expense represented an effective tax rate of 40.3%.

   Income from Discontinued Operations, Net of Tax
     On September 27, 2004 we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Liquidity and Capital Resources
     Operating activities used $94.8 million for the combined six months ended June 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Excluding the Merger related expenses, operating activities would have provided $91.2 million of cash flow. Our days sales outstanding increased to 58 days at June 30, 2005, which is consistent with our days sales outstanding at March 31, 2005 but represents an increase from 48 days at December 31, 2004. The increase in days sales outstanding is primarily the result of a change in the way Medicare calculates our Periodic Interim Payments in our Specialty Hospitals. Medicare changed from a per day based calculation to a discharge based calculation to better align the Periodic Interim Payment methodology with the current discharged based reimbursement system. As a result, we are no longer receiving a periodic payment for those patients that have not yet been discharged. For the six months ended June 30, 2004, operating activities provided $64.4 million of cash flow. Our accounts receivable days outstanding were 52 days at June 30, 2004.
     Investing activities used $169.3 million of cash flow for the combined six months ended June 30, 2005. The primary use of cash related to the acquisition of SemperCare, which used $105.1 million in cash. The remaining use of cash was related to purchases of property and equipment of $58.8 million and other acquisition related payments of $5.4 million. During the three months ended June 30, 2005 we purchased five properties that will be used to relocate existing hospitals. For the six months ended June 30, 2004, investing activities used $17.3 million of cash flow. This usage resulted from purchases of property and equipment of $19.1 million and $3.0 million in earn out and acquisition related payments, which were offset by $4.8 million in proceeds from the sale of our ownership interests in a joint venture.
     Financing activities provided $37.8 million of cash for the combined six months ended June 30, 2005. The Merger financing discussed below was the primary contributor of this cash flow. The excess proceeds from the Merger financing were used to pay merger related costs, which includes the cancellation and cash-out of outstanding stock options. For the six months ended June 30, 2004, financing activities utilized $44.5 million of cash. This principally related to the repurchase of our common stock during the quarter in accordance with the stock repurchase program we announced on February 23, 2004.
  Capital Resources
     Net working capital was $146.0 million at June 30, 2005 compared to $313.7 million at December 31, 2004. This decrease in working capital was principally related to the use of cash to fund merger costs, offset by an increase in accounts receivable.
     In connection with the Merger, on February 24, 2005 we borrowed $780.0 million under a new $880.0 million senior secured credit facility and issued $660.0 million principal amount of our outstanding notes. Since the Merger on February 24, 2005, we have repaid $16.5 million of senior secured credit facility debt as of June 30, 2005. At June 30, 2005 we had outstanding $1.43 billion in aggregate indebtedness, excluding $22.6 million of letters of credit, with approximately $92.4 million of additional borrowing capacity under our new senior secured credit facility. As a result, our liquidity requirements will be significantly higher in future periods due to our increased debt service obligations compared to prior years.

     On February 24, 2005, we entered into a new senior secured credit facility with a syndicate of lenders. Our new senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	a $300.0 million revolving loan facility with a maturity of six years, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	a $580.0 million term loan facility with a maturity of seven years.
     Proceeds of the term loans and $200.0 million of revolving loans, together with other sources of funds, were used to finance the Merger. Proceeds of the revolving loans borrowed after the closing date of the Merger, swingline loans and letters of credit will be used for working capital and general corporate purposes.
     The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate will be the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage is (1) 1.50% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate revolving loans, subject to reduction beginning approximately six months after the closing based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement governing our new senior secured credit facility). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans.
     On February 24, 2005, EGL Acquisition Corporation issued and sold $660.0 million in aggregate principal amount of our outstanding 7 5/8% senior subordinated notes due 2015, which we assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corporation. The notes were issued under an indenture between EGL Acquisition Corporation and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 2005. The notes are guaranteed by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Prior to February 1, 2008, we may at our option on one or more occasions with the net cash proceeds from certain equity offerings redeem the outstanding notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price of 107.625%, plus accrued and unpaid interest to the redemption date.
     Upon a change of control of our Company, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.
     Our 9 1/2% senior subordinated notes due 2009 were issued in June 2001 in an original aggregate principal amount of $175.0 million. We commenced a debt tender offer and redeemed $169.3 million in aggregate principal amount of these notes in connection with the Merger. On June 15, 2005, we redeemed the remaining

$5.7 million outstanding principal amount of 9 1/2% senior subordinated notes due 2009 for a redemption price of 104.750% of the principal amount plus accrued and unpaid interest.
     We believe internally generated cash flows and borrowings of revolving loans under our new senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the recently enacted HIH regulations, we currently anticipate that we will need to relocate approximately 50% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition. This process will include relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our HIHs to alternative settings, or building or buying free-standing facilities. These relocation efforts will require us to spend additional capital above historic levels. We currently expect to spend approximately $500 million on capital expenditures over the next five years, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At June 30, 2005, we have commitments under construction contracts related to improvements and renovations at two of our recently acquired properties and for improvements at one of our inpatient rehabilitation facilities totaling $34.3 million.
     In the year ended December 31, 2004, we opened four long-term acute care hospitals and closed one existing hospital. We expect to open four new long-term acute care hospitals in 2005, primarily in settings where the HIH regulations would have little or no impact, such as in free-standing buildings. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate specialty hospital acquisition opportunities that may enhance the scale of our business and expand our geographic reach.
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

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of SFAS 154 is not expected to have a material impact on our financial position and results of operations.
     In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on our financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this statement are effective for us beginning at our next annual reporting period beginning January 1, 2006, however we have adopted SFAS No. 123R in the Successor period beginning February 25, 2005. The adoption of SFAS No. 123R did not have a material impact on our financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
      We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our new senior secured credit facility. As of June 30, 2005 we had $578.6 million in term loans outstanding and $185.0 million of revolving loans outstanding under our new senior secured credit facility, each bearing interest at variable rates. Each eighth point change in interest rates would result in a $1.0 million change in interest expense on our new term loans. Our new revolving loan facility provides for borrowings of up to $300.0 million. Assuming an outstanding balance of $185.0 million is drawn on our revolver, each eighth point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction is August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of the Company against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice and the Company. In February 2005, the Court appointed James Shaver, Frank C. Bagatta and Capital Invest, die Kapitalanlagegesellschaft der Bank Austria Creditanstalt Gruppe GmbH lead plaintiffs (“Lead Plaintiffs”).
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of the Company, against Martin Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia Rice, and the Company as defendants. The amended complaint alleges, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action.
     On October 18, 2004, Garco Investments, LLP filed a purported class action complaint in the Court of Chancery of the State of Delaware, New Castle County (the “Court”) on behalf of the unaffiliated stockholders of the Company against Russell L. Carson, David S. Chernow, Bryan C. Cressey, James E. Dalton, Jr., Meyer Feldberg, Robert A. Ortenzio, Rocco A. Ortenzio, Thomas A. Scully, Leopold Swergold and LeRoy S. Zimmerman, who were all of the Company’s directors at the time of the filing of the complaint, the Company and Welsh, Carson, Anderson & Stowe. On November 3, 2004, Terrence C. Davey filed a purported class action complaint in the Court, on behalf of the Company’s unaffiliated stockholders against all of the Company’s directors, the Company and Welsh, Carson, Anderson & Stowe. On November 18, 2004, the Court entered an Order of Consolidation which, among other things, consolidated the above-mentioned actions under the caption In re: Select Medical Corporation Shareholders Litigation, Consolidated C.A. No. 755-N and appointed co-lead plaintiffs’ counsel.
     On December 20, 2004, plaintiffs Garco Investments LLP and Terence C. Davey filed an Amended Consolidated Complaint in the Court, purportedly on behalf of the Company’s unaffiliated stockholders against all of the Company’s directors, the Company and Welsh, Carson, Anderson & Stowe. The amended complaint alleged, among other things, that the defendants breached their fiduciary duties owed to the plaintiffs and the Company’s stockholders in connection with the proposed going private transaction, that the proposed merger consideration was not fair or adequate, and that the defendants failed to disclose and/or misrepresented material information in the proxy statement relating to the merger and/or disseminated a “stale” fairness opinion by Banc of America Securities LLC.
     As a result of arm’s-length settlement negotiations among counsel in the Delaware consolidated lawsuit, on January 21, 2005 the parties executed a stipulation of settlement which recognizes, among other things, that the allegations of the amended complaint were a material factor in causing the Company to make certain additional disclosures in the proxy statement, and that those disclosures, and the other terms set forth in the stipulation of settlement (which is on file with the Court) are a fair and reasonable means by which to resolve the action. On June 1, 2005, the Court, following a hearing, granted final approval of the settlement.
     The Company carries director and officer insurance covering these purported class actions lawsuits. While the Company does not believe these claims will have a material adverse effect on our financial position or results of operations, due to the uncertain nature of such litigation, the Company cannot predict the outcome of these matters.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under our insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 54 hereof.
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
Dated: August 11, 2005

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