Form 10-Q
period 2005-09-30
SELECT MEDICAL CORP
filed 2005-11-14
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From _________ to _________.
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
YES  ☐     NO  ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
          As of October 31, 2005, the Registrant’s Parent had outstanding 196,408,342 shares of common stock.

Select Medical Corporation
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Predecessor	Successor
	December 31,	September 30,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$247,476	$9,364
Restricted cash	7,031	6,706
Accounts receivable, net of allowance for doubtful accounts of $94,622 and $96,175 in 2004 and 2005, respectively	216,852	290,836
Current deferred tax asset	59,239	70,718
Other current assets	18,737	23,220

Total Current Assets	549,335	400,844

Property and equipment, net	165,336	224,790
Goodwill	302,069	1,362,757
Other identifiable intangibles	78,304	87,278
Non-current deferred tax asset	—	172
Other assets	18,677	63,551

Total Assets	$1,113,721	$2,139,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$—	$689
Current portion of long-term debt and notes payable	3,557	7,949
Accounts payable	48,632	62,528
Accrued payroll	56,554	57,047
Accrued vacation	23,102	25,533
Accrued professional liability	14,627	20,624
Accrued restructuring	4,924	2,222
Accrued other	66,484	85,355
Income taxes payable	4,474	5,914
Due to third party payors	13,266	11,334

Total Current Liabilities	235,620	279,195

Long-term debt, net of current portion	351,033	1,372,091
Non-current deferred tax liability	4,458	—

Total Liabilities	591,111	1,651,286

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	6,667	7,458

Stockholders’ Equity:
Common stock, $0.01par value, 200,000,000 shares authorized, 101,954,000 issued and outstanding (Predecessor) and $0.01 par value, 100 shares issued and outstanding (Successor)	1,020	—
Capital in excess of par	275,281	438,053
Retained earnings	230,535	36,461
Accumulated other comprehensive income	9,107	6,134

Total Stockholders’ Equity	515,943	480,648

Total Liabilities and Stockholders’ Equity	$1,113,721	$2,139,392

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor	Successor
	For the Quarter Ended September 30,
	2004	2005
Net operating revenues	$407,570	$477,698

Costs and expenses:
Cost of services	318,541	377,711
Stock compensation expense	—	1,424
Long-term incentive compensation	—	14,453
General and administrative	10,945	11,402
Bad debt expense	12,857	4,401
Depreciation and amortization	10,264	12,161

Total costs and expenses	352,607	421,552

Income from operations	54,963	56,146

Other income and expense:
Interest income	(634)	(287)
Interest expense	8,632	25,604

Income from continuing operations before minority interests and income taxes	46,965	30,829

Minority interest in consolidated subsidiary companies	620	843

Income from continuing operations before income taxes	46,345	29,986

Income tax expense	18,674	12,170

Income from continuing operations	27,671	17,816

Income from discontinued operations, net of tax	146	—

Net income	$27,817	$17,816

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor		Successor
		Period from	Period from
	For the Nine	January 1	February 25
	Months Ended	through	through
	September 30,	February 24,	September 30,
	2004	2005	2005
Net operating revenues	$1,241,276	$287,787	$1,164,450

Costs and expenses:
Cost of services	965,848	225,428	908,736
Stock compensation expense	—	142,213	7,567
Long-term incentive compensation	—	—	14,453
General and administrative	36,490	7,484	27,069
Bad debt expense	36,056	6,661	14,425
Depreciation and amortization	29,533	6,177	28,898

Total costs and expenses	1,067,927	387,963	1,001,148

Income (loss) from operations	173,349	(100,176)	163,302

Other income and expense:
Loss on early retirement of debt	—	42,736	—
Merger related charges	—	12,025	—
Interest income	(1,485)	(523)	(568)
Interest expense	25,385	4,734	60,406

Income (loss) from continuing operations before minority interests and income taxes	149,449	(159,148)	103,464

Minority interest in consolidated subsidiary companies	2,772	469	2,335

Income (loss) from continuing operations before income taxes	146,677	(159,617)	101,129

Income tax expense (benefit)	59,121	(59,366)	40,819

Income (loss) from continuing operations	87,556	(100,251)	60,310

Income from discontinued operations, net of tax	802	—	—

Net income (loss)	$88,358	$(100,251)	$60,310

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Loss
Predecessor:
Balance at December 31, 2004	101,954	$1,020	$275,281	$230,535	$9,107
Net loss				(100,251)		$(100,251)
Other comprehensive loss					(1,019)	(1,019)

Total comprehensive loss						$(101,270)

Issuance of common stock	267	3	1,020
Repurchase of non-employee options			(1,617)
Tax benefit of stock option exercises			1,507

Balance at February 24, 2005	102,221	$1,023	$276,191	$130,284	$8,088

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income
Successor:
Capitalization of Successor Company at February 25, 2005			$431,167
Expenses paid on behalf of Holdings at February 25, 2005			(10,490)
Adjustment to initial capitalization			(8,686)
Additional investment by Holdings			18,495
Dividends to Holdings				$(23,849)
Net income				60,310		$60,310
Other comprehensive income					$6,134	6,134

Total comprehensive income						$66,444

Contribution related to restricted stock award issuances by Holdings			7,567

Balance at September 30, 2005	—	$—	$438,053	$36,461	$6,134

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Predecessor		Successor
	For the Nine		Period from
	Months Ended	Period from	February 25
	September 30,	January 1 through	through September
	2004	February 24, 2005	30, 2005
Operating activities
Net income (loss)	$88,358	$(100,251)	$60,310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,467	6,177	28,898
Provision for bad debts	36,520	6,661	14,425
Loss on early retirement of debt (non-cash)	—	7,977	—
Non cash compensation expense	—	—	7,567
Other non cash expenses	—	—	715
Minority interests	2,772	469	2,335
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(31,814)	(48,976)	(23,516)
Other current assets	5,556	1,816	(1,250)
Other assets	3,241	(622)	1,163
Accounts payable	(13,831)	5,250	2,484
Due to third-party payors	(20,112)	667	(2,598)
Accrued expenses	8,384	199,909	(179,238)
Income taxes	20,908	(60,021)	31,441

Net cash provided by (used in) operating activities	129,449	19,056	(57,264)

Investing activities
Purchases of property and equipment	(26,092)	(2,586)	(70,459)
Earnout payments	(2,983)	—	—
Proceeds from sale of business	11,554	—	—
Proceeds from sale of membership interests	4,768	—	—
Acquisition of businesses, net of cash acquired	(325)	(108,279)	(2,747)

Net cash used in investing activities	(13,078)	(110,865)	(73,206)

Financing activities
Equity investment by Holdings	—	—	724,042
Proceeds from credit facility	—	—	780,000
Proceeds from senior subordinated notes	—	—	660,000
Repayment of senior subordinated notes	—	—	(350,000)
Deferred financing costs	—	—	(57,198)
Costs associated with equity investment of Holdings	—	—	(8,686)
Net repayments on credit facility debt	(8,483)	—	(62,900)
Principal payments on seller and other debt	(2,961)	(528)	(4,004)
Repurchases of common stock and options	(48,058)	—	(1,687,994)
Proceeds from issuance of common stock	17,994	1,023	—
Payment of common stock dividends	(9,209)	—	—
Dividends to Holdings	—	—	(9,396)
Proceeds from (repayment) of bank overdrafts	(2,879)	—	689
Restricted cash	(7,500)	108	217
Distributions to minority interests	(996)	(401)	(1,240)

Net cash provided by (used in) financing activities	(62,092)	202	(16,470)

Effect of exchange rate changes on cash and cash equivalents	129	(149)	584

Net increase (decrease) in cash and cash equivalents	54,408	(91,756)	(146,356)

Cash and cash equivalents at beginning of period	165,507	247,476	155,720

Cash and cash equivalents at end of period	$219,915	$155,720	$9,364

Supplemental Cash Flow Information
Cash paid for interest	$21,837	$10,630	$41,803
Cash paid for taxes	$40,832	$1,502	$8,931
The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED
1. Basis of Presentation
          On February 24, 2005, Select Medical Corporation (the “Company”) merged with a subsidiary of Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company, and became a wholly owned subsidiary of Holdings. Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in the Company’s consolidated financial statements. The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects.
          The unaudited condensed consolidated financial statements of the Company as of September 30, 2005 and for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to September 30, 2005 (Successor) and the three and nine months ended September 30, 2004 (Predecessor), and the three months ended September 30, 2005 (Successor) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the periods of January 1, 2005 to February 24, 2005, February 25, 2005 through September 30, 2005 and the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005.
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

          The Merger transactions were financed by:
—	a cash common and preferred equity investment in Holdings by Welsh, Carson, Anderson & Stowe IX, L.P. and other equity investors of $570.0 million, which funds were contributed to the Company;

—	a senior subordinated notes offering by Holdings of $150.0 million, which funds were contributed to the Company;

—	borrowing by the Company of $580.0 million in term loans and $200.0 million on the revolving loan facility under its new senior secured credit facility;

—	the issuance by the Company of $660.0 million in aggregate principle amount of 7 5/8% senior subordinated notes; and

—	$131.1 million of cash on hand at the closing date.
          The Merger transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141). As a result of a 26% continuing ownership interest in the Company by certain stockholders (“Continuing Stockholders”), 74% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 26% recorded at the Continuing Stockholders’ historical book values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions” (EITF 88-16). As a result of the carryover of the Continuing Stockholders’ historical basis, stockholders’ equity of the Company has been reduced by $449.5 million, which includes a revision to the original adjustment of $8.7 million recorded in the quarter ended September 30, 2005, with a corresponding reduction in the amount assigned to long-lived assets, including goodwill. The Company concluded that this adjustment of $8.7 million had an immaterial effect on the opening balance of stockholders’ equity.
          The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived intangible assets or goodwill has been recorded.

          A summary of the Merger transactions is presented below (in thousands):

Cash contributions from Holdings	$720,000
Exchange of shares of predecessor company for shares of Holdings at $18.00 per share	151,992

Aggregate equity contribution	871,992
Continuing shareholders’ basis adjustment (including initial capitalization adjustment of $8,686)	(449,510)

Equity contribution, net	422,482
Expenses paid on behalf of Holdings	(10,491)
Proceeds from borrowings	1,440,000

Purchase price allocated	$1,851,991

Fair value of net tangible assets acquired:
Cash	$34,484
Accounts receivable	280,891
Current deferred tax asset	69,858
Other current assets	20,955
Property and equipment	177,634
Non-current deferred tax asset	31,879
Other assets	11,165
Current liabilities	(267,831)
Long-term debt	(7,052)
Minority interest in consolidated subsidiary companies	(6,661)

Net tangible assets acquired	345,322
Capitalized debt issuance costs	55,392
Intangible assets acquired	92,988
Goodwill	1,358,289

$1,851,991

          Unaudited pro forma statements of operations for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 as if the Merger occurred as of January 1, 2004 are as follows (in thousands):

	For the Three
	Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2004	2004	2005
Net revenue	$407,570	$1,241,276	$1,452,237
Net income (loss)	16,686	55,996	(33,016)
          In connection with the Merger, the Company incurred Merger related charges of $149.8 million related to stock compensation expense which were comprised of $142.2 million related to the purchase of all vested and unvested outstanding stock options in connection with the Merger in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $7.6 million of stock compensation cost related to restricted stock that was issued in the Successor period February 25, 2005 through September 30, 2005. Also incurred were costs of $42.7 million related to the early extinguishment of the Company’s 9 1/2% and 7 1/2% senior subordinated notes which consisted of a tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million. In addition, $12.0 million of other Merger related charges were incurred. These charges consisted of the fees of the investment advisor hired by the Special Committee of the

Company’s Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing and costs associated with purchasing a six year extended reporting period under the Company’s directors and officers liability insurance policy.
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
Financial Instruments and Hedging
          The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. On June 13, 2005, the Company entered into an interest rate swap agreement. The effective date of the swap transaction was August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with the senior secured credit facility. The swap is for a period of five years, with quarterly resets on August 22, November 22, February 22, and May 22 of each year.
          The swap is a standard interest rate swap, designed to mitigate the Company’s risk of future variable rate interest payments. The interest rate swap has been designated as a hedge and qualified under the provision of SFAS No. 133 as an effective hedge. The interest rate swap is reflected at fair value in the consolidated balance sheet and the related gains of $1,386,000, net of tax, were recorded in stockholders’ equity as a component of other comprehensive income. The Company will test for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method.
Recent Accounting Pronouncements
          In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The Company does not expect the provisions of this consensus to have a material impact on the Company’s financial position, results of operations or cash flows.
          In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This

statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
          In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 is not expected to have a material impact on the Company’s financial position and results of operations.
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
          Holdings granted 47,346,996 shares of common stock of Holdings as restricted stock awards during the period from February 25, 2005 through September 30, 2005. These awards range in value from $0.34 to $0.50 per share and generally vest over five years with a term not to exceed ten years. Compensation expense for each of the next five years, based on restricted stock awards granted as of September 30, 2005, is estimated to be as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Compensation expense	$8,282	$2,884	$2,884	$1,443	$1,155	$193
          Effective at the time of the Merger, Holdings granted stock options for shares of common stock to certain employees amounting to options to purchase 1,984,450 shares at an exercise price of $1.00 per share. The options generally vest over five years and have an option term not to exceed 10 years. The fair value of an option to purchase one share was estimated to be $0.13. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 45%, no dividend yield, an expected life of 3.5 years and a risk free rate of 3.65%.
          As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock option plans in the Predecessor period from January 1, 2005 through February 24, 2005 and accordingly, no compensation cost has been recognized for options granted under the Predecessor stock option plans.
          For purposes of pro forma disclosures, the estimated fair value of the options is expensed over the options’ vesting period. The Company’s pro forma net earnings and earnings per share assuming compensation costs had been recognized consistent with the fair value method under SFAS No. 123 were as follows:

	Predecessor
		Period from	For the Nine
	For the Three	January 1	Months
	Months Ended	through	Ended
	September 30,	February 24,	September
	2004	2005	30, 2004

	(in thousands)
Net income (loss) — as reported	$27,817	$(100,251)	$88,358
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,292	1,760	15,336

Net income (loss) — pro forma	$22,525	$(102,011)	$73,022

Weighted average grant-date fair value	$4.37	$4.48	$4.25

5. Accumulated Other Comprehensive Income (Loss)
          The components of accumulated other comprehensive income (loss) at September 30, 2005 (Successor) and December 31, 2004 (Predecessor) consist of cumulative translation adjustment gains of $4,748,000 and $9,107,000, respectively, associated with the Company’s Canadian operations and $1,386,000 gain, net of tax, on interest rate swap recorded in the Successor period. Following is a reconciliation of net income (loss) to comprehensive income (loss):

	Predecessor	Successor	Predecessor		Successor
				Period	Period
	Three	Three	Nine	from	from
	Months	Months	Months	January 1	February
	Ended	Ended	Ended	through	25 through
	September	September	September	February	September
	30, 2004	30, 2005	30, 2004	24, 2005	30, 2005
	(in thousands)
Net income (loss)	$27,817	$17,816	$88,358	$(100,251)	$60,310
Gain on interest rate swap, net of tax	—	1,386	—	—	1,386
Unrealized losses on available for sale securities	—	—	(4)	—	—
Realized losses on available for sale securities	—	—	53	—	—
Changes in foreign currency translation	2,706	2,633	109	(1,019)	4,748

Total comprehensive income (loss)	$30,523	$21,835	$88,516	$(101,270)	$66,444

6. Real Estate Purchases
          On August 11, 2004, the Centers for Medicare & Medicaid Services (“CMS”) published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” (“HIHs”). Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. In response to this regulation, the Company has developed a business plan and strategy in each of its markets to adapt to the HIH regulations, which includes acquiring free-standing facilities in several of its markets. During the Successor period ended September 30, 2005, the Company, through one of its wholly owned subsidiaries, purchased five freestanding facilities for a total purchase price of $46.1 million.
7. Intangible Assets
          The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based on valuation analysis.

          Amortization expense for intangible assets with finite lives follows:

	Predecessor	Successor	Predecessor		Successor
				Period	Period
	Three	Three	Nine	from	from
	Months	Months	Months	January 1	February
	Ended	Ended	Ended	through	25 through
	September	September	September	February	September
	30, 2004	30, 2005	30, 2004	24, 2005	30, 2005
(in thousands)
Amortization expense	$857	$2,580	$2,571	$576	$6,019
          Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2005 will be approximately $9,220,000 in 2005 and $10,320,000 in 2006 through 2009 and primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately six, seven and five years, respectively.
Intangible assets consist of the following:

	Successor
	As of September 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(3,850)
Non-compete agreements	20,808	(2,169)

Total	$41,264	$(6,019)

Unamortized intangible assets
Goodwill	$1,362,757
Trademarks	47,058
Certificates of need	3,083
Accreditation	1,892

Total	$1,414,790

8. Restructuring Charges
The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(in thousands)
January 1, 2005—Predecessor	$3,225	$1,699	$4,924
Amounts paid in 2005	(1,347)	(1,355)	(2,702)

September 30, 2005-Successor	$1,878	$344	$2,222

The Company expects to pay out the remaining lease termination costs through 2007 and severance related to workforce reductions of 36 employees through 2005.
9. Debt
As of September 30, 2005 the Company’s long-term indebtedness consisted of the following:

September 30, 2005
(in thousands)
Senior secured credit facility	$717,100
7 5/8% senior subordinated notes	660,000
Seller notes	1,625
Other	1,315

Total debt	1,380,040
Less: current maturities	7,949

Total long-term debt	$1,372,091

Senior Secured Credit Facility
          The Company’s senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
▪	A $300.0 million revolving credit facility that will terminate on February 24, 2011 including both a letter of credit sub facility and a swing line loan sub facility and;

▪	A $580.0 million term loan facility that matures on February 24, 2012 that was drawn at the closing of the Merger.
          The interest rates per annum applicable to loans, other than swingline loans, under the Company’s new senior secured credit facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage was initially (1) 1.50% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate revolving loans, subject to reduction based upon the ratio of the Company’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage is currently (1) 1.25% for alternate base rate revolving loans and (2) 2.25% for adjusted LIBOR revolving loans. The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR rate loans. The average interest rate for the period from February 25, 2005 to September 30, 2005 was 5.17%.
          On the last business day of each calendar quarter the Company is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement).
          Beginning June 30, 2005, the senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $1.45 million per quarter for the first six years, with the balance of the term loans paid in four equal quarterly installments thereafter.
          The senior secured credit facility requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2005, the Company is in compliance with all debt covenants in the senior secured facility.
Senior Subordinated Notes
          On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of its 7 5/8% Senior Subordinated Notes (the “Notes”) due 2015. The net proceeds of the offering were used to finance a portion of the Merger consideration as discussed in Note 2, refinance certain of the Company’s existing indebtedness, and pay related fees and expenses. The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness and senior to all of the Company’s existing and future subordinated indebtedness.

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
9 1/2% Senior Subordinated Notes
          On June 11, 2001 the Company issued 9 1/2% senior subordinated notes due 2009 in an original aggregate principal amount of $175,000,000. In connection with the Merger, the Company commenced a tender offer to acquire all of the Company’s existing 9 1/2% senior subordinated notes, obtain holder consents to eliminate substantially all of the restrictive covenants and make other amendments to the indenture governing such notes. Upon consummation of the Merger, the Company had received the consents necessary to amend the indentures governing the 9 1/2% senior subordinated notes and had repaid $169,250,000 in aggregate principal amount of the 9 1/2% senior subordinated notes, representing approximately 97% of the outstanding principal amount of such notes. The remaining $5,750,000 of the 9 1/2% senior subordinated notes were redeemed by the Company on June 15, 2005.

Future Principle Obligations
Maturities of long-term debt for the years after 2005 are approximately as follows (in thousands):

2006	$6,496
2007	5,984
2008	5,835
2009	5,800
2010 and beyond	1,352,450
10. Stockholder’s Equity
          As part of the Merger, common stock of the Predecessor was retired. On February 25, 2005 the Company was capitalized by an equity contribution from Holdings with a value of $422.5 million, as adjusted (see Note 2).
11. Long-Term Incentive Compensation
          As a result of the special dividend of $175.0 million paid to Holdings preferred stockholders on September 29, 2005, certain provisions of the Holdings’ long-term incentive compensation plan were met and resulted in a payment of $14.5 million to certain senior management of the Company.
12. Segment Information
          The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other primarily includes the Company’s general and administrative services, as well as businesses associated with the sale of home medical equipment, orthotics, prosthetics, and infusion/intravenous services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges and minority interest.
          The following table summarizes selected financial data for the Company’s reportable segments:

		Predecessor
	Three Months Ended September 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$270,647	$133,522	$3,401	$407,570
Adjusted EBITDA	58,945	17,349	(11,067)	65,227
Total assets	509,050	367,578	229,430	1,106,058
Capital expenditures	5,397	1,219	344	6,960

		Successor
	Three Months Ended September 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$340,898	$135,302	$1,498	$477,698
Adjusted EBITDA	77,642	18,032	(11,490)	84,184
Total assets	1,585,792	516,697	36,903	2,139,392
Capital expenditures	13,814	324	113	14,251

		Predecessor
	Nine Months Ended September 30, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$807,944	$423,465	$9,867	$1,241,276
Adjusted EBITDA	174,966	64,427	(36,511)	202,882
Total assets	509,050	367,578	229,430	1,106,058
Capital expenditures	18,422	4,370	3,300	26,092

		Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$202,465	$83,395	$1,927	$287,787
Adjusted EBITDA	44,343	11,531	(7,660)	48,214
Total assets	903,208	239,019	89,186	1,231,413
Capital expenditures	1,163	408	1,015	2,586

		Successor
	Period from February 25 through September 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$826,818	$332,721	$4,911	$1,164,450
Adjusted EBITDA	190,847	50,790	(27,417)	214,220
Total assets	1,585,792	516,697	36,903	2,139,392
Capital expenditures	66,943	937	2,579	70,459

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Predecessor	Successor	Predecessor		Successor
				Period	Period
	Three	Three	Nine	from	from
	Months	Months	Months	January 1	February
	Ended	Ended	Ended	through	25 through
	September	September	September	February	September
	30, 2004	30, 2005	30, 2004	24, 2005	30, 2005
	(in thousands)
Net income (loss)	$27,817	$17,816	$88,358	$(100,251)	$60,310
Income tax expense (benefit)	18,674	12,170	59,121	(59,366)	40,819
Minority interest	620	843	2,772	469	2,335
Interest expense, net	7,998	25,317	23,900	4,211	59,838
Merger related charges	—	—	—	12,025	—
Loss on early retirement of debt	—	—	—	42,736	—
Income from discontinued operations	(146)	—	(802)	—	—
Depreciation and amortization	10,264	12,161	29,533	6,177	28,898
Long-term incentive compensation	—	14,453	—	—	14,453
Stock compensation expense	—	1,424	—	142,213	7,567

Adjusted EBITDA	$65,227	$84,184	$202,882	$48,214	$214,220

13. Acquisition
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

$105,085

          The following pro forma unaudited results of operations have been prepared assuming the acquisition of SemperCare occurred at the beginning of the period presented. The acquisitions of certain other businesses acquired during 2005 are not reflected in this pro forma, as their impact is not material. These results are not necessarily indicative of the results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2004
	(in thousands)
Net revenue	$448,565	$1,351,879
Net income	$32,074	$94,180
14. Discontinued Operations
          On September 27, 2004, the Company sold the land, building and certain other assets and liabilities associated with its only skilled nursing facility for approximately $11.6 million. The skilled nursing facility was acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations for the three and nine months ended September 30, 2004. Previously, the operating results of this facility were included in the Company’s specialty hospitals segment. Summarized income statement information relating to discontinued operations is as follows:

	Predecessor
		Nine Months
	Three Months Ended	Ended
	September 30,	September 30,
	2004	2004
	(in thousands)
Net revenue	$3,467	$10,426

Income from discontinued operations before income tax expense	$249	$1,343
Income tax expense	103	541

Income from discontinued operations	$146	$802

15. Commitments and Contingencies
Litigation
          On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of the Company against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company. In February 2005, the Court appointed James Shaver, Frank C. Bagatta and Capital Invest, die Kapitalanlagegesellschaft der Bank Austria Creditanstalt Gruppe GmbH as lead plaintiffs (“Lead Plaintiffs”).
          On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. This litigation is in its pre-answer motion phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
          The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.
          To cover claims arising out of the operations of the Company’s hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject the Company to substantial uninsured liabilities.
          Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has recently been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that this qui tam action will not have a material adverse effect on the Company.
Patient Care Obligation
          The Company acquired a long-term obligation to care for an indigent, ventilator dependent, quadriplegic individual through its acquisition of Kessler Rehabilitation Corporation. In September 2005, the Company recorded a one time benefit of $3.8 million related to the termination of this liability.
Other
          The Company has entered into a number of construction contracts for renovation of the real estate it has recently purchased (see Note 6) and the major renovation at one of its rehabilitation hospitals. Outstanding commitments under these contracts approximate $47.6 million at September 30, 2005.

16. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries
          The 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
          The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2005 and for the period January 1, 2005 through February 24, 2005 (Predecessor), February 25, 2005 through September 30, 2005 (Successor), and the nine month period ending September 30, 2004 (Predecessor).
          The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2005:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Canadian Back Institute Limited and its subsidiaries	OccuMed East, P.C.
Cupertino Medical Center, P.C.	Ohio Occupational Health, P.C., Inc.
Elizabethtown Physical Therapy	Partners in Physical Therapy, PLLC
Jeff Ayres, PT Therapy Center, Inc.	Philadelphia Occupational Health, P.C.
Jeffersontown Physical Therapy, LLC	Rehabilitation Physician Services, P.C
Kentucky Orthopedic Rehabilitation, LLC	Robinson & Associates, P.C.
Kessler Core PT, OT and Speech Therapy at New York, LLC	Select Specialty Hospital — Central Pennsylvania, L.P.
Langhorne, P.C.	Select Specialty Hospital — Houston, L.P.
Lester OSM, P.C.	Select Specialty Hospital — Mississippi
Louisville Physical Therapy, P.S.C.	Gulf Coast, Inc.
Medical Information Management Systems, LLC	Sprint Physical Therapy, P.C.
Metropolitan West Physical Therapy and Sports	Therex, P.C.
Medicine Services Inc.	TJ Corporation I, LLC
Metro Therapy, Inc.	U.S. Regional Occupational Health II, P.C.
MKJ Physical Therapy, Inc.	U.S. Regional Occupational Health II of
New York Physician Services, P.C.	New Jersey, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
September 30, 2005
Successor

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)
Assets
Current Assets:
Cash and cash equivalents	$2,608	$(6,776)	$13,532	$—		$9,364
Restricted cash	6,706	—	—	—		6,706
Accounts receivable, net	333	271,707	18,796	—		290,836
Current deferred tax asset	15,180	51,639	3,899	—		70,718
Other current assets	1,551	15,638	6,031	—		23,220

Total Current Assets	26,378	332,208	42,258	—		400,844

Property and equipment, net	8,620	193,738	22,432	—		224,790
Investment in affiliates	665,133	61,353	—	(726,486	) (a)	—
Goodwill	—	1,314,730	48,027	—		1,362,757
Other identifiable intangibles	—	87,259	19	—		87,278
Non-current deferred tax asset	36,087	(34,395)	(1,520)	—		172
Other assets	58,664	3,102	1,785	—		63,551

Total Assets	$794,882	$1,957,995	$113,001	$(726,486)		$2,139,392

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$689	$—	$—	$—		$689
Current portion of long-term debt and notes payable	1,040	6,420	489	—		7,949
Accounts payable	1,168	53,951	7,409	—		62,528
Intercompany accounts	(863,495)	820,281	43,214	—		—
Accrued payroll	1,100	55,716	231	—		57,047
Accrued vacation	2,623	20,772	2,138	—		25,533
Accrued professional liability	17,160	3,464	—	—		20,624
Accrued restructuring	—	2,222	—	—		2,222
Accrued other	3,947	78,152	3,256	—		85,355
Income taxes payable	15,515	(2,866)	(6,735)	—		5,914
Due to third party payors	6,099	10,319	(5,084)	—		11,334

Total Current Liabilities	(814,154)	1,048,431	44,918	—		279,195

Long-term debt, net of current portion	1,128,388	228,789	14,914	—		1,372,091

Total liabilities	314,234	1,277,220	59,832	—		1,651,286

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	388	7,070	—		7,458

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	438,053	—	—	—		438,053
Retained earnings	36,461	86,479	15,537	(102,016	) (b)	36,46l
Subsidiary investment	—	593,908	30,562	(624,470	) (a)	—
Accumulated other comprehensive income	6,134	—	—	—		6,134

Total Stockholders’ Equity	480,648	680,387	46,099	(726,486)		480,648

Total Liabilities and Stockholders’ Equity	$794,882	$1,957,995	$113,001	$(726,486)		$2,139,392

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries earnings.

Select Medical Corporation
Condensed Consolidated Statement of Operations
For the Period January 1 through February 24, 2005
Predecessor

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)
Net operating revenues	$28	$248,857	$38,902	$—		$287,787

Costs and expenses:
Cost of services	—	193,323	32,105	—		225,428
Stock compensation expense	142,213	—	—	—		142,213
General and administrative	6,931	553	—	—		7,484
Bad debt expense	—	6,223	438	—		6,661
Depreciation and amortization	371	5,025	781	—		6,177

Total costs and expenses	149,515	205,124	33,324	—		387,963

Income (loss) from operations	(149,487)	43,733	5,578	—		(100,176)

Other income and expense:
Intercompany interest and royalty fees	6,261	(6,221)	(40)	—		—
Intercompany management fees	(213,822)	213,436	386	—		—
Loss on early retirement of debt	42,736	—	—	—		42,736
Merger related charges	12,025	—	—	—		12,025
Interest income	(294)	(229)	—	—		(523)
Interest expense	1,433	2,953	348	—		4,734

Income (loss) before minority interests and income taxes	2,174	(166,206)	4,884	—		(159,148)

Minority interest in consolidated subsidiary companies	—	7	462	—		469

Income (loss) before income taxes	2,174	(166,213)	4,422	—		(159,617)

Income tax expense (benefit)	130	(59,937)	441	—		(59,366)

Equity in earnings of subsidiaries	(102,295)	3,192	—	99,103	(a)	—

Net income (loss)	$(100,251)	$(103,084)	$3,981	$99,103		$(100,251)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period February 25 through September 30, 2005
	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$10	$1,017,218	$147,222	$—		$1,164,450

Costs and expenses:
Cost of services	—	789,232	119,504	—		908,736
Stock compensation expense	7,567	—	—	—		7,567
Long-term incentive compensation	14,453	—	—	—		14,453
General and administrative	25,059	2,010	—	—		27,069
Bad debt expense	—	13,264	1,161	—		14,425
Depreciation and amortization	5,299	20,790	2,809	—		28,898

Total costs and expenses	52,378	825,296	123,474	—		1,001,148

Income (loss) from operations	(52,368)	191,922	23,748	—		163,302

Other income and expense:
Intercompany interest and royalty fees	18,387	(18,210)	(177)	—		—
Intercompany management fees	(112,202)	109,833	2,369	—		—
Interest income	(446)	(65)	(57)	—		(568)
Interest expense	48,007	11,326	1,073	—		60,406

Income (loss) before minority interests and income taxes	(6,114)	89,038	20,540	—		103,464

Minority interest in consolidated subsidiary companies	—	121	2,214	—		2,335

Income (loss) before income taxes	(6,114)	88,917	18,326	—		101,129

Income tax expense	25,296	12,734	2,789			40,819

Equity in earnings of subsidiaries	91,720	10,296	—	(102,016	)(a)	—

Net income	$60,310	$86,479	$15,537	$(102,016)		$60,310

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income (loss)	$(100,251)	$(103,084)	$3,981	$99,103	(a)	$(100,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	371	5,025	781	—		6,177
Provision for bad debts	—	6,223	438	—		6,661
Loss on early retirement of debt (non-cash)	7,977	—	—	—		7,977
Minority interests	—	7	462	—		469
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	102,295	(3,192)	—	(99,103	)(a)	—
Intercompany	(9,314)	12,090	(2,776)	—		—
Accounts receivable	(133)	(47,567)	(1,276)	—		(48,976)
Other current assets	1,899	(374)	291	—		1,816
Other assets	8,375	(9,045)	48	—		(622)
Accounts payable	(296)	6,128	(582)	—		5,250
Due to third-party payors	—	3,953	(3,286)	—		667
Accrued expenses	47,203	152,793	(87)	—		199,909
Income taxes	(59,190)	—	(831)	—		(60,021)

Net cash provided by (used in) operating activities	(1,064)	22,957	(2,837)	—		19,056

Investing activities
Purchases of property and equipment	(305)	(2,045)	(236)	—		(2,586)
Acquisition of businesses, net of cash acquired	—	(105,092)	(3,187)	—		(108,279)

Net cash used in investing activities	(305)	(107,137)	(3,423)	—		(110,865)

Financing activities
Intercompany debt reallocation	(2,964)	63	2,901	—		—
Principal payments on seller and other debt	—	(528)	—	—		(528)
Restricted cash	108	—	—	—		108
Proceeds from issuance of common stock	1,023	—	—	—		1,023
Distributions to minority interests	—	—	(401)	—		(401)

Net cash provided by (used in) financing activities	(1,833)	(465)	2,500	—		202

Effect of exchange rate changes on cash and cash equivalents	(149)	—	—	—		(149)

Net decrease in cash and cash equivalents	(3,351)	(84,645)	(3,760)	—		(91,756)

Cash and cash equivalents at beginning of period	161,704	74,641	11,131	—		247,476

Cash and cash equivalents at end of period	$158,353	$(10,004)	$7,371	$—		$155,720

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the period February 25 through September 30, 2005
	Successor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Operating activities
Net income	$60,310	$68,415	$15,537	$(83,952)	$60,310
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,299	20,790	2,809	—	28,898
Provision for bad debts	—	13,264	1,161	—	14,425
Non cash compensation expense	7,567	—	—	—	7,567
Other non cash expenses	—	715	—	—	715
Minority interests	—	121	2,214	—	2,335
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(91,720)	7,768	—	83,952	—
Intercompany	(92,149)	93,076	(927)		—
Accounts receivable	(171)	(19,433)	(3,912)	—	(23,516)
Other current assets	(554)	1,007	(1,703)	—	(1,250)
Other assets	2,598	(837)	(598)	—	1,163
Accounts payable	(182)	2,018	648	—	2,484
Due to third-party payors	49	(2,023)	(624)	—	(2,598)
Accrued expenses	(52,493)	(127,293)	548	—	(179,238)
Income taxes	25,684	—	5,757	—	31,441

Net cash provided by (used in) operating activities	(135,762)	57,588	20,910	—	(57,264)

Investing activities
Purchases of property and equipment, net	(1,065)	(60,413)	(8,981)		(70,459)
Acquisition of businesses, net of cash acquired	—	(2,747)	—	—	(2,747)

Net cash used in investing activities	(1,065)	(63,160)	(8,981)	—	(73,206)

Financing activities
Equity investment by Holdings	724,042	—	—	—	724,042
Proceeds from credit facility	780,000	—	—	—	780,000
Proceeds from senior subordinated notes	660,000	—	—	—	660,000
Repayments on credit facility debt	(62,900)	—	—	—	(62,900)
Dividends to Holdings	(9,396)	—	—	—	(9,396)
Repayment of senior subordinated notes	(350,000)	—	—	—	(350,000)
Deferred financing costs	(57,198)	—	—	—	(57,198)
Repurchases of common stock and options	(1,687,994)	—	—	—	(1,687,994)
Costs associated with equity investment of Holdings	(8,686)	—	—	—	(8,686)
Intercompany debt reallocation	(7,936)	12,415	(4,479)	—	—
Principal payments on seller and other debt	(340)	(3,615)	(49)	—	(4,004)
Restricted cash	217	—	—	—	217
Proceeds from bank overdrafts	689	—	—	—	689
Distributions to minority interests	—	—	(1,240)		(1,240)

Net cash provided by (used in) financing activities	(19,502)	8,800	(5,768)	—	(16,470)

Effect of exchange rate changes on cash and cash equivalents	584	—	—		584

Net increase (decrease) in cash and cash equivalents	(155,745)	3,228	6,161	—	(146,356)

Cash and cash equivalents at beginning of period	158,353	(10,004)	7,371	—	155,720

Cash and cash equivalents at end of period	$2,608	$(6,776)	$13,532	$—	$9,364

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2004
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$25	$1,063,780	$177,471	$—		$1,241,276

Costs and expenses:
Cost of services	—	820,305	145,543	—		965,848
General and administrative	35,280	1,210	—	—		36,490
Bad debt expense	—	34,154	1,902	—		36,056
Depreciation and amortization	1,813	24,135	3,585	—		29,533

Total costs and expenses	37,093	879,804	151,030	—		1,067,927

Income (loss) from operations	(37,068)	183,976	26,441	—		173,349

Other income and expense:
Intercompany interest and royalty fees	22,060	(22,015)	(45)	—		—
Intercompany management fees	(79,073)	76,173	2,900	—		—
Interest income	(967)	(513)	(5)	—		(1,485)
Interest expense	7,870	15,662	1,853	—		25,385

Income from continuing operations before minority interests and income taxes	13,042	114,669	21,738	—		149,449

Minority interest in consolidated subsidiary companies	—	212	2,560	—		2,772

Income from continuing operations before income taxes	13,042	114,457	19,178	—		146,677

Income tax expense	8,151	47,001	3,969			59,121

Income from continuing operations	4,891	67,456	15,209	—		87,556

Income from discontinued operations, net of tax	—	802	—	—		802

Equity in earnings of subsidiaries	83,467	9,409	—	(92,876	)(a)	—

Net income	$88,358	$77,667	$15,209	$(92,876)		$88,358

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2004
	Predecessor
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
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	compliance with the Medicare “hospital within a hospital” regulation changes will require increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability;

•	the failure of our long-term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	additional changes in government reimbursement for our services may have an adverse effect on our future net operating revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability;

•	the failure to generate sufficient cash flow to service the increased level of indebtedness that resulted from the Merger transactions;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States and Canada. As of September 30, 2005, we operated 97 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 730 outpatient rehabilitation clinics in 24 states, the District of Columbia and seven Canadian provinces. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
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
     Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion, the financial data for the period after the Merger, February 25, 2005 through September 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined nine months ended September 30, 2005. The combined data is referred to herein as the combined nine months ended September 30, 2005. As a result of the Merger, interest expense, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation and depreciation and amortization have been impacted. No other statement of operations data has been changed as a result of the Merger. Accordingly, we believe this combined presentation is a reasonable means of presenting our operating results.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,452.2 million for the combined nine months ended September 30, 2005. Of this total, we earned approximately 71% of our net operating revenues from our specialty hospitals and approximately 29% from our outpatient rehabilitation business for the combined nine months ended September 30, 2005.
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
Third Quarter Ended and Combined Nine Months Ended September 30, 2005
     On September 29, 2005, Holdings, our parent company, sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The floating rate notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. The net proceeds of the issuance of the floating rate notes, together with cash provided through a dividend from us, was used to reduce the amount of Holdings’ preferred stock, to make a payment to participants in Holdings’ long-term cash incentive plan, and to pay related fees and expenses.
     For the three months ended September 30, 2005, our net operating revenues increased 17.2% to $477.7 million compared to the three months ended September 30, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare Inc. on January 1, 2005 and the growth in net operating revenues at our same store hospitals. We had income from operations for the three months ended September 30, 2005 of $56.1 million compared to $55.0 million for the three months ended September 30, 2004. This increase is also principally attributable to the growth in income at our same store hospitals and the income generated from the SemperCare hospitals and was offset by the payment of $14.5 million in long-term incentive compensation that resulted from the recapitalization that occurred at Holdings on September 29, 2005.
     For the combined nine months ended September 30, 2005, our net operating revenues increased 17.0% to $1,452.2 million compared to the nine months ended September 30, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare Inc. on January 1, 2005 and the growth in net operating revenues at our same store hospitals. This growth in net operating revenue was offset by a decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of outpatient clinics we operate and in the volume of visits occurring at the clinics.
     We had income from operations for the combined nine months ended September 30, 2005 of $63.1 million compared to $173.3 million for the nine months ended September 30, 2004. Excluding the stock compensation expense of $149.8 million and the long-term incentive compensation payment of $14.5 million, income from operations would have been $227.4 million. This increase is principally attributable to the growth in income at our same store hospitals and the income generated from the SemperCare hospitals. For the combined nine months ended September 30, 2005, we also incurred a loss on early retirement of debt of $42.7 million related to the repayment of our 7 1/2% and 9 1/2% senior subordinated notes and other expenses related to the Merger of $12.0 million.
     Our cash flow from operations used $38.2 million of cash for the combined nine months ended September 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Excluding the Merger related expenses, operating activities would have provided $147.8 million of cash flow.
     We operated three long-term acute care hospitals in the gulf region affected by Hurricane Katrina. One of these hospitals in Biloxi, Mississippi was completely destroyed. We carry property insurance coverage that included excess flood coverage for our Biloxi location. Our policy provides coverage for property damage, loss of business income and extra expenses. We are in the process of relocating our licensed beds from Biloxi, Mississippi to its sister facility in Gulfport, Mississippi. As a result of our insurance coverage, we do not expect any material adverse effect on our operations as a result of the property losses and business interruption we sustained from Hurricane Katrina.

SemperCare Acquisition
     On January 1, 2005, we acquired SemperCare, Inc., or SemperCare, for approximately $100.0 million in cash. SemperCare operated 17 long-term acute care hospitals in 11 states. All of the SemperCare facilities are HIHs, and we expect to transition these facilities to adapt to the new HIH regulations within a similar time frame and using strategies similar to those that we will use to transition our other HIHs.
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
        Upon the consummation of the Merger, Select became a wholly owned subsidiary of Holdings. All of the capital stock of Holdings is owned by an investor group that includes Welsh Carson and Thoma Cressey, and certain other “rollover” investors that participated in the Merger. Immediately prior to the Merger, shares of our common stock, which were owned by our rollover investors, were contributed to Holdings in exchange for equity securities of Holdings. For purposes of such exchange, these rollover shares were valued at $152.0 million in the aggregate, or $18.00 per share (the per share merger consideration). Upon consummation of the Merger, these rollover shares were cancelled without payment of any merger consideration.
     The amount of funds and rollover equity used to consummate the Merger transactions was $2,443.1 million, including:
•	$1,827.7 million to pay our then existing stockholders (other than rollover stockholders) and option holders all amounts due under the merger agreement;

•	$152.0 million of rollover equity from our continuing investors;

•	$344.2 million to repay existing indebtedness; and

•	$119.2 million to pay related fees and expenses, including premiums, consent fees and interest payable in connection with the tender offers and consent solicitations for our existing senior subordinated notes.
     The Merger Transactions were financed by:
•	a cash equity investment in Holdings of $570.0 million by an investor group led by Welsh Carson and Thoma Cressey (the net proceeds of which were contributed by Holdings to us) and a rollover equity investment in Holdings of $152.0 million by our continuing investors;

•	Holdings’ issuance and sale of senior subordinated notes, preferred stock and common stock to WCAS Capital Partners IV, L.P., an investment fund affiliated with Welsh Carson, Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family, for an aggregate purchase price of $150.0 million (the net proceeds of which were contributed by Holdings to us);

•	borrowings by us of $580.0 million in term loans and $200.0 million in revolving loans under our new senior secured credit facility;

•	existing cash on hand of $131.1 million; and

•	the issuance of $660.0 million in aggregate principal amount of the 7 5/8% senior subordinated notes.
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
Regulatory Changes
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold is the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. At September 30, 2005, we operated 97 long-term acute care hospitals, 94 of which operated as HIHs.
     In order to minimize the more significant impact of the HIH regulations in 2006 and future years, we have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that we will need to relocate approximately 53% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Specialty hospital data(1):
Number of hospitals — start of period	86	102	83	86
Number of hospital start-ups	1	—	4	—
Number of hospitals closed	—	(1)	—	(2)
Number of hospitals acquired	—	—	—	17

Number of hospitals — end of period	87	101	87	101

Available licensed beds	3,403	3,814	3,403	3,814
Admissions	8,197	9,725	25,241	30,056
Patient days	198,052	242,850	615,304	739,860
Average length of stay (days)	24	25	24	25
Net revenue per patient day(2)	$1,338	$1,371	$1,287	$1,358
Occupancy rate	63%	69%	68%	70%
Percent patient days — Medicare	74%	75%	74%	76%
Outpatient rehabilitation data:
Number of clinics owned — start of period	728	696	758	705
Number of clinics acquired	2	1	4	8
Number of clinic start-ups	3	2	16	17
Number of clinics closed/sold	(20)	(10)	(65)	(41)

Number of clinics owned — end of period	713	689	713	689
Number of clinics managed — end of period	37	41	37	41

Total number of clinics (all) — end of period	750	730	750	730

Number of visits (U.S.)	935,763	858,974	2,933,106	2,692,369
Net revenue per visit (U.S.)(3)	$88	$90	$89	$90

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Net revenue per visit (U.S.) is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include our Canadian subsidiary and contract services revenue.

Results of Operations
     The following table presents the combined consolidated statement of operations for the nine months ended September 30, 2005. The financial data for the period after the Merger, February 25, 2005 through September 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined nine months ended September 30, 2005.

	Nine Months Ended
	September 30, 2005
		(in thousands)
	Predecessor	Successor	Combined
Net operating revenues	$287,787	$1,164,450	$1,452,237

Costs and expenses:
Cost of services	225,428	908,736	1,134,164
Stock compensation expense	142,213	7,567	149,780
Long-term incentive compensation	—	14,453	14,453
General and administrative	7,484	27,069	34,553
Bad debt expense	6,661	14,425	21,086
Depreciation and amortization	6,177	28,898	35,075

Total costs and expenses	387,963	1,001,148	1,389,111

Income (loss) from operations	(100,176)	163,302	63,126

Other income and expense:
Loss on early retirement of debt	42,736	—	42,736
Merger related charges	12,025	—	12,025
Interest income	(523)	(568)	(1,091)
Interest expense	4,734	60,406	65,140

Income (loss) before minority interests and income taxes	(159,148)	103,464	(55,684)
Minority interest in consolidated subsidiary companies	469	2,335	2,804

Income (loss) before income taxes	(159,617)	101,129	(58,488)
Income tax expense (benefit)	(59,366)	40,819	(18,547)

Net income (loss)	$(100,251)	$60,310	$(39,941)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2005	2004	2005
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(2)	78.2	79.1	77.8	78.1
Stock compensation expense	—	0.3	—	10.3
Long-term incentive compensation	—	3.0	—	1.0
General and administrative	2.7	2.4	2.9	2.4
Bad debt expense	3.2	0.9	2.9	1.4
Depreciation and amortization	2.5	2.6	2.4	2.4

Income from operations	13.4	11.7	14.0	4.4
Loss on early retirement of debt	—	—	—	2.9
Merger related charges	—	—	—	0.8
Interest expense, net	1.9	5.3	2.0	4.5

Income (loss) from continuing operations before minority interests and income taxes	11.5	6.4	12.0	(3.8)
Minority interests	0.1	0.2	0.2	0.2

Income (loss) from continuing operations before income taxes	11.4	6.2	11.8	(4.0)
Income tax expense (benefit)	4.6	2.5	4.7	(1.3)

Income (loss) from continuing operations	6.8	3.7	7.1	(2.7)
Income from discontinued operations, net of tax	N/M	—	N/M	—

Net income (loss)	6.8%	3.7%	7.1%	(2.7)%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2005	% Change	2004	2005 (1)	% Change
		(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$270,647	$340,898	26.0%	$807,944	$1,029,283	27.4%
Outpatient rehabilitation	133,522	135,302	1.3	423,465	416,116	(1.7)
Other (4)	3,401	1,498	(56.0)	9,867	6,838	(30.7)

Total company	$407,570	$477,698	17.2%	$1,241,276	$1,452,237	17.0%

Income (loss) from operations:
Specialty hospitals	$54,014	$70,759	31.0%	$160,610	$214,875	33.8%
Outpatient rehabilitation	13,414	15,174	13.1	53,481	53,853	0.7
Other (4)	(12,465)	(29,787)	N/M	(40,742)	(205,602)	N/M

Total company	$54,963	$56,146	2.2%	$173,349	$63,126	(63.6)%

Adjusted EBITDA:(3)
Specialty hospitals	$58,945	$77,642	31.7%	$174,966	$235,190	34.4%
Outpatient rehabilitation	17,349	18,032	3.9	64,427	62,321	(3.3)
Other (4)	(11,067)	(11,490)	(3.8)	(36,511)	(35,077)	3.9

Adjusted EBITDA margins:(3)
Specialty hospitals	21.8%	22.8%	4.6%	21.7%	22.8%	5.1%
Outpatient rehabilitation	13.0	13.3	2.3	15.2	15.0	(1.3)
Other (4)	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$509,050	$1,585,792		$509,050	$1,585,792
Outpatient rehabilitation	367,578	516,697		367,578	516,697
Other (4)	229,430	36,903		229,430	36,903

Total company	$1,106,058	$2,139,392		$1,106,058	$2,139,392

Purchases of property and equipment, net:
Specialty hospitals	$5,397	$13,814		$18,422	$68,106
Outpatient rehabilitation	1,219	324		4,370	1,345
Other (4)	344	113		3,300	3,594

Total company	$6,960	$14,251		$26,092	$73,045

     The following table reconciles same hospitals information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005 (1)
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$270,647	$340,898	$807,944	$1,029,283
Less: Specialty hospitals opened, acquired or closed after 1/1/04	3,599	52,589	7,574	154,006

Specialty hospitals same store net operating revenue	$267,048	$288,309	$800,370	$875,277

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$58,945	$77,642	$174,966	$235,190
Less: Specialty hospitals opened, acquired or closed after 1/1/04	(2,083)	9,224	(3,921)	24,770

Specialty hospitals same store Adjusted EBITDA(3)	$61,028	$68,418	$178,887	$210,420

All specialty hospitals Adjusted EBITDA margin(3)	21.8%	22.8%	21.7%	22.8%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.9%	23.7%	22.4%	24.0%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through September 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined nine months ended September 30, 2005.

(2)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 11 to our interim consolidated financial statements for the period ended September 30, 2005 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

(4)	Other primarily includes the Company’s general and administrative services, as well as businesses associated with the sale of home medical equipment, orthotics, prosthetics, and infusion/intravenous services.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net Operating Revenues
     Our net operating revenues increased by 17.2% to $477.7 million for the three months ended September 30, 2005 compared to $407.6 million for the three months ended September 30, 2004.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 26.0% to $340.9 million for the three months ended September 30, 2005 compared to $270.6 million for the three months ended September 30, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both periods increased 8.0% to $288.3 million for the three months ended September 30, 2005 from $267.0 million for the three months ended September 30, 2004. This increase resulted from both an increase in our patient days and higher net revenue per patient day. Our patient days for these hospitals increased 7.2%, and our occupancy percentage increased to 71% for the three months ended September 30, 2005 compared to 66% for the three months ended September 30, 2004. The remaining increase of $49.0 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $43.3 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 1.3% to $135.3 million for the three months ended September 30, 2005 compared to $133.5 million for the three months ended September 30, 2004. Our overall increase in net revenue resulted from an increase in net operating revenue generated by our Canadian outpatient centers and an increase in our contract services revenue, which offset a decline in our U.S. based outpatient clinics. The number of patient visits in our U.S. based outpatient rehabilitation clinics declined 8.2% for the three months ended September 30, 2005 to 858,974 visits compared to 935,763 visits for the three months ended September 30, 2004. The decrease in patient visits was principally related to a 3.4% decline in the number of clinics we operate and a 3.1% decline in the volume of visits per clinic at our U.S. locations. Net revenue per visit in our U.S. based clinics was $90 for the three months ended September 30, 2005 and $88 for the three months ended September 30, 2004.
     Other. Our other revenues were $1.5 million for the three months ended September 30, 2005 compared to $3.4 million for the three months ended September 30, 2004. These revenues are principally related to the sales of orthotics, prosthetics, home medical equipment and infusion/intravenous services. In May 2005 we sold the assets of our home medical equipment and infusion/intravenous service businesses which resulted in the reduction in our other revenues.
Operating Expenses
     Our operating expenses increased by 14.9% to $393.5 million for the three months ended September 30, 2005 compared to $342.3 million for the three months ended September 30, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of SemperCare facilities on January 1, 2005. As a percentage of our net operating revenues, our operating expenses were 82.4% for the three months ended September 30, 2005 compared to 84.1% for the three months ended September 30, 2004. Cost of services as a percentage of operating revenues increased to 79.1% for the three months ended September 30, 2005 from 78.2% for the three months ended September 30, 2004. This increase resulted because we experienced higher labor and operating costs in our outpatient division combined with higher non-labor costs in our hospitals. Another component of cost of services is facility rent expense, which was $21.6 million for the three months ended September 30, 2005 compared to $19.9 million for the three months ended September 30, 2004. This increase is principally related to the SemperCare hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.4% for the three months ended September 30, 2005 from 2.7% for the three months ended September 30, 2004. While the percentage of general and administrative expense of net operating revenue declined, our actual general and administrative expense for the three months ended September 30, 2005 compared to September 30, 2004 increased $0.5 million or 4.2%. This increase reflects normal inflationary effects on our general and administrative expense. Our bad debt expense as a percentage of net operating revenues was 0.9% for the three months ended September 30, 2005 compared to 3.2% for the three months ended September 30, 2004. This decrease in bad debt expense resulted from continued improvement in the composition and aging of our accounts receivable. This has resulted in a decline in the amount of uncollectible accounts receivable, which has resulted in a decline in our required bad debt reserves and the corresponding expense.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 31.7% to $77.6 million for the three months ended September 30, 2005 compared to $58.9 million for the three months ended September 30, 2004. Our Adjusted EBITDA margins increased to 22.8% for the three months ended September 30, 2005 from 21.8% for the three months ended September 30, 2004. The hospitals opened before January 1, 2004 and operated throughout both periods had Adjusted EBITDA of $68.4 million, an increase of 12.1% over the Adjusted EBITDA of these hospitals in 2004. This increase in same hospital Adjusted EBITDA resulted primarily from an increase in both net revenue per patient day and patient days. Additionally during the three months ended September 30, 2005 we recorded a one-time benefit of $3.8 million related to the reversal of an accrued patient care liability that resulted from the termination of this liability. Our Adjusted EBITDA margin in these same store hospitals increased to 23.7% for the three months ended September 30, 2005 from 22.9% for the three months ended September 30, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA increased by 3.9% to $18.0 million for the three months ended September 30, 2005 compared to $17.3 million for the three months ended September 30, 2004. Our Adjusted EBITDA margins increased to 13.3% for the three months ended September 30, 2005 from 13.0% for the three months ended September 30, 2004. The increase in Adjusted EBITDA was the result of improvements in the contract therapy portion of our outpatient rehabilitation business. Our clinic adjusted EBITDA remained unchanged.
     Other. The Adjusted EBITDA loss for other, which primarily includes our general and administrative costs, was $11.5 million for the three months ended September 30, 2005 compared to a loss of $11.1 million for the three months ended September 30, 2004. This increase in the Adjusted EBITDA loss was primarily the result of the increase in our general and administrative expenses.
Stock Compensation Expense
     In connection with the Merger, Holdings, our parent, granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, Holdings also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the three months ended September 30, 2005 was $1.4 million.

Long-term Incentive Compensation
     As a result of the special dividend of $175.0 million paid to Holdings’ preferred stockholders on September 29, 2005, certain members of senior management of the Company became entitled to a payment of $14.5 million under the terms of Holdings’ long-term incentive compensation plan.
Income (Loss) from Operations
     For the three months ended September 30, 2005 we experienced income from operations of $56.1 million compared to $55.0 million for the three months ended September 30, 2004. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization of $1.9 million, stock compensation expense of $1.4 million, and the payment of the long-term incentive compensation of $14.5 million. The increase in depreciation and amortization resulted primarily from additional depreciation associated with the SemperCare hospitals, amortization of identifiable intangible assets recorded as part of the Merger and depreciation on increased fixed asset values recorded as part of the Merger.
Interest Expense
     Interest expense increased by $17.0 million to $25.6 million for the three months ended September 30, 2005 from $8.6 million for the three months ended September 30, 2004. The increase in interest expense is due to the higher debt levels outstanding in the current period as a result of the Merger. During this Successor period we had approximately $1.0 billion in additional debt compared to the same period in 2004.
Minority Interests
     Minority interests in consolidated earnings was $0.8 million for the three months ended September 30, 2005 compared to $0.6 million for the three months ended September 30, 2004.
Income Taxes
     We recorded income tax expense of $12.2 million for the three months ended September 30, 2005. The expense represented an effective tax rate of 40.6%. For the three months ended September 30, 2004 we recorded income tax expense of $18.7 million. This expense represented an effective tax rate of 40.3%.
Income from Discontinued Operations, Net of Tax
     On September 27, 2004 we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Combined Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Net Operating Revenues
     Our net operating revenues increased by 17.0% to $1,452.2 million for the combined nine months ended September 30, 2005 compared to $1,241.3 million for the nine months ended September 30, 2004.

     Specialty Hospitals. Our specialty hospital net operating revenues increased 27.4% to $1,029.3 million for the combined nine months ended September 30, 2005 compared to $807.9 million for the nine months ended September 30, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both periods increased 9.4% to $875.3 million for the combined nine months ended September 30, 2005 from $800.4 million for the nine months ended September 30, 2004. This increase resulted primarily from both higher net revenue per patient day and an increase in our patient days. Our patient days for these hospitals increased 4.4%, and our occupancy percentage increased to 72% for the combined nine months ended September 30, 2005 compared to 68% for the nine months ended September 30, 2004. The remaining increase of $146.5 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $128.7 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 1.7% to $416.1 million for the combined nine months ended September 30, 2005 compared to $423.5 million for the nine months ended September 30, 2004. The number of patient visits in our U.S. based outpatient rehabilitation clinics declined 8.2% for the combined nine months ended September 30, 2005 to 2,692,369 visits compared to 2,933,106 visits for the nine months ended September 30, 2004. The decrease in net operating revenues and patient visits was related to a 3.4% decline in the number of clinics we operate and a 2.8% decline in the volume of visits per clinic at our U.S. locations. Net revenue per visit in these clinics was $90 for the combined nine months ended September 30, 2005 and $89 for the nine months ended September 30, 2004.
     Other. Our other revenues were $6.8 million for the combined nine months ended September 30, 2005 compared to $9.9 million for the nine months ended September 30, 2004. These revenues are principally related to the sales of orthotics, prosthetics, home medical equipment and infusion/intravenous services. In May 2005 we sold the assets of our home medical equipment and infusion/intravenous services businesses which resulted in the reduction in our other revenues.
     Operating Expenses
     Our operating expenses increased by 14.6% to $1,189.8 million for the combined nine months ended September 30, 2005 compared to $1,038.4 million for the nine months ended September 30, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of the SemperCare facilities on January 1, 2005. As a percentage of our net operating revenues, our operating expenses were 81.9% for the combined nine months ended September 30, 2005 compared to 83.6% for the nine months ended September 30, 2004. Cost of services as a percentage of operating revenues was 78.1% for the combined nine months ended September 30, 2005 compared to 77.8% for the nine months ended September 30, 2004. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $65.1 million for the combined nine months ended September 30, 2005 compared to $59.4 million for the nine months ended September 30, 2004. This increase is principally related to the SemperCare hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.4% for the combined nine months ended September 30, 2005 from 2.9% for the nine months ended September 30, 2004. This decrease in general and administrative expenses as a percentage of net operating revenue is the result of a decline in our general and administrative costs of $1.9 million combined with an increase in our net operating revenues. Our bad debt expense as a percentage of net operating revenues was 1.4% for the combined nine months ended September 30, 2005 compared to 2.9% for the nine months ended September 30, 2004. This decrease in bad debt expense resulted from continued improvement in the composition and aging of our accounts receivable. This has resulted in a decline in the amount of uncollectible accounts receivable which has resulted in a decline in our required bad debt reserves and the corresponding expense.
     Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 34.4% to $235.2 million for the combined nine months ended September 30, 2005 compared to $175.0 million for the nine months ended September 30, 2004. Our Adjusted EBITDA margins increased to 22.8% for the combined nine months ended September 30, 2005 from 21.7% for the nine months ended September 30, 2004. The hospitals opened before January 1, 2004 and operated throughout both periods had Adjusted EBITDA of $210.4 million, an increase of 17.6% over the Adjusted EBITDA of these hospitals in 2004. This increase in same hospital Adjusted EBITDA resulted primarily from an increase in both net revenue per patient day and patient days. Additionally for the nine months ended September 30, 2005 we recorded a one-time benefit of $3.8 million related to the reversal of an accrued patient care liability that resulted from the termination of this liability. Our Adjusted EBITDA margin in these same store hospitals increased to 24.0% for the combined nine months ended September 30, 2005 from 22.4% for the nine months ended September 30, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 3.3% to $62.3 million for the combined nine months ended September 30, 2005 compared to $64.4 million for the nine months ended September 30, 2004. Our Adjusted EBITDA margins declined to 15.0% for the combined nine months ended September 30, 2005 from 15.2% for the nine months ended September 30, 2004. The decline in Adjusted EBITDA was the result of the decline in the number of clinics we operate and the decline in clinic visit volumes, described under—“Net Operating Revenue -Outpatient Rehabilitation” above.
     Other. The Adjusted EBITDA loss for other, which primarily includes our general and administrative costs, was $35.1 million for the combined nine months ended September 30, 2005 compared to a loss of $36.5 million for the nine months ended September 30, 2004. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
     Stock Compensation Expense
     In connection with the Merger, Holdings, our parent, granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, Holdings also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the nine months ended September 30, 2005 was $7.6 million. Additionally, during the Predecessor period of January 1, 2005 through February 24, 2005 all of our then outstanding options were redeemed in accordance with the Merger agreement. This resulted in a charge of $142.2 million.
     Long-term Incentive Compensation
     As a result of the special dividend of $175.0 million paid to Holdings’ preferred stockholders on September 29, 2005, certain members of senior management of the Company became entitled to a payment of $14.5 million under the terms of Holdings’ long-term incentive compensation plan.
     Income (Loss) from Operations
     For the combined nine months ended September 30, 2005 we experienced income from operations of $63.1 million compared to income from operations of $173.3 million for the nine months ended September 30, 2004. The lower income from operations experienced for the combined nine months ended September 30, 2005 resulted from the stock compensation expense of $149.8 million, the long-term incentive compensation of $14.5 million, and an increase in depreciation and amortization of $5.5 million, offset in part by the Adjusted EBITDA increases described above. The stock compensation expense was comprised of $142.2 million related to the cancellation of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $7.6 million of stock compensation expense related to shares of restricted stock that were issued in the Successor period of February 25, 2005 through September 30, 2005.
     Loss on Early Retirement of Debt
     In connection with the Merger, we commenced tender offers to acquire all of our 9 1/2% senior subordinated notes due 2009 and all of our 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss consists of the tender premium cost of $34.8 million and expensing of the remaining unamortized deferred financing costs of $7.9 million.
     Merger Related Charges
     As a result of the Merger, we incurred costs of $12.0 million in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the fees of the investment advisor hired by the Special Committee of our Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
     Interest Expense
     Interest expense increased by $39.7 million to $65.1 million for the combined nine months ended September 30, 2005 from $25.4 million for the nine months ended September 30, 2004. The increase in interest expense is due to the higher debt levels outstanding in the Successor period of February 25, 2005 through September 30, 2005. During this Successor period we had approximately $1.0 billion in additional debt compared to the same period in 2004.
     Minority Interests
     Minority interests in consolidated earnings was $2.8 million for both the combined nine months ended September 30, 2005 and the nine months ended September 30, 2004.
     Income Taxes
     We recorded an income tax benefit of $59.4 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory Federal rate of 35% and a state rate of 2.2%. The Federal tax benefit will be carried forward and used to offset our Federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $40.8 million for the Successor period of February 25, 2005 through September 30, 2005. The expense represented an effective tax rate of 40.4%. For the nine months ended September 30, 2004 we recorded income tax expense of $59.1 million. This expense represented an effective tax rate of 40.3%.

     Income from Discontinued Operations, Net of Tax
     On September 27, 2004 we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Liquidity and Capital Resources
     Operating activities used $38.2 million for the combined nine months ended September 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Excluding the Merger related expenses, operating activities would have provided $147.8 million of cash flow. Our days sales outstanding were 56 days at September 30, 2005, which is a decrease from our days sales outstanding at June 30, 2005 of 58 days but represents an increase from 48 days at December 31, 2004. The increase in days sales outstanding is primarily the result of a change in the way Medicare calculates our Periodic Interim Payments in our Specialty Hospitals. Medicare changed from a per day based calculation to a discharge based calculation to better align the Periodic Interim Payment methodology with the current discharge based reimbursement system. As a result, we are no longer receiving a periodic payment for those patients that have not yet been discharged. For the nine months ended September 30, 2004, operating activities provided $129.4 million of cash flow. Our accounts receivable days outstanding were 51 days at September 30, 2004.
     Investing activities used $184.1 million of cash flow for the combined nine months ended September 30, 2005. The primary use of cash related to the acquisition of SemperCare, which used $105.1 million in cash. The remaining use of cash was related to purchases of property and equipment of $73.0 million and other acquisition related payments of $5.9 million. During the nine months ended September 30, 2005 we purchased five properties that will be used primarily to relocate existing hospitals. For the nine months ended September 30, 2004, investing activities used $13.1 million of cash flow. This usage resulted from purchases of property and equipment of $26.1 million and $3.3 million in earn out and acquisition related payments, which were offset by $16.3 million in proceeds from the sale of business and membership interests.
     Financing activities used $16.3 million of cash for the combined nine months ended September 30, 2005. The principal financing activities were related to the Merger financing discussed below. The excess proceeds from the Merger financing were used to pay Merger related costs, which includes the cancellation and cash-out of outstanding stock options. Additionally, we have repaid $62.9 million under our credit facility and we have paid dividends of $9.4 million to Holdings to fund interest payments. For the nine months ended September 30, 2004, financing activities utilized $62.1 million of cash. This principally related to the repurchase of our common stock during the quarter in accordance with the stock repurchase program we announced on February 23, 2004.
     Capital Resources
     Net working capital was $121.6 million at September 30, 2005 compared to $313.7 million at December 31, 2004. This decrease in working capital was principally related to the use of cash to fund merger costs.

     In connection with the Merger, on February 24, 2005 we borrowed $780.0 million under a new $880.0 million senior secured credit facility and issued $660.0 million principal amount of 7 5/8% senior subordinated notes. Since the Merger on February 24, 2005, we have repaid $62.9 million of senior secured credit facility debt as of September 30, 2005. At September 30, 2005 we had outstanding $1.4 billion in aggregate indebtedness, excluding $20.8 million of letters of credit, with approximately $139.2 million of additional borrowing capacity under our new senior secured credit facility. As a result, our liquidity requirements will be significantly higher in future periods due to our increased debt service obligations compared to prior years.
     Our new senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011 including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	a $580.0 million term loan facility that matures on February 24, 2012.
     Proceeds of the term loans and $200.0 million of revolving loans, together with other sources of funds, were used to finance the Merger. Proceeds of the revolving loans borrowed after the closing date of the Merger, swingline loans and letters of credit are used for working capital and general corporate purposes.
     The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate will be the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage was initially (1) 1.50% for alternate base rate revolving loans and (2) 2.50% for adjusted LIBOR rate revolving loans, subject to reduction based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage is currently (1) 1.25 % for alternate base rate revolving loans and (2) 2.25% for adjusted LIBOR revolving loans. The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. On June 13, 2005 we entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is being designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015, which we assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semiannually in arrears on February 1 and August 1 of each year, commencing August 1, 2005. The notes are guaranteed by all of our wholly-owned domestic subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Prior to February 1, 2008, we may at our option on one or more occasions with the net cash proceeds from certain equity offerings redeem the outstanding notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price of 107.625%, plus accrued and unpaid interest to the redemption date.
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
     On September 29, 2005, Holdings, our parent company, sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The floating rate notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. The net proceeds of the issuance of the floating rate notes, together with cash provided through a dividend from us, was used to reduce the amount of Holdings’ preferred stock, to make a payment to participants in Holdings’ long-term cash incentive plan, and to pay related fees and expenses. Our parent company is a holding company, and as such, will rely on our cash flow to service this obligation and the $150.0 million of 10% senior subordinated notes Holdings issued to consummate the Merger transaction.
     In connection with this borrowing, we entered into an amendment to our senior credit facility. This amendment, among other things, permitted Holdings to incur this indebtedness and permits us to make distributions to Holdings to service its indebtedness. The amendment also permitted Holdings to use the net proceeds of the offering, and permitted us to make distributions to Holdings, to make the $175.0 million special dividend to its preferred stockholders and make a payment of $14.5 million to certain members of our senior management under Holdings’ long-term incentive compensation plan.
     We believe internally generated cash flows and borrowings of revolving loans under our new senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the recently enacted HIH regulations, we currently anticipate that we will need to relocate approximately 53% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that approximately 47% of our hospitals will not require a move. These relocation efforts will require us to make additional capital expenditures above historic levels. We currently expect to spend approximately $500 million on capital expenditures over the next five years, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At September 30, 2005, we have commitments under construction contracts related to improvements and renovations at two of our recently acquired properties and for improvements at one of our inpatient rehabilitation facilities totaling $47.6 million.
     We expect to relocate one of our HIH hospitals to a free-standing building in the fourth quarter of 2005. We also continue to evaluate opportunities to develop new long-term acute care hospitals, primarily in settings where the new HIH regulations would have little or no impact, such as in free-standing buildings. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate specialty hospital acquisition opportunities that may enhance the scale of our business and expand our geographic reach.
Inflation
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curtail increases in operating costs and expenses. We have, to date, been able to offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.
Recent Accounting Pronouncements
     In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.
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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this statement are effective for us beginning at our next annual reporting period beginning January 1, 2006; however we have adopted SFAS No. 123R in the Successor period beginning February 25, 2005. The adoption of SFAS No. 123R did not have a material impact on our financial position and results of operations.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our new senior secured credit facility. As of September 30, 2005 we had $577.1 million in term loans outstanding and $140.0 million of revolving loans outstanding under our new senior secured credit facility, each bearing interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in interest expense on our new term loans. Our new revolving loan facility provides for borrowings of up to $300.0 million. Assuming an outstanding balance of $140.0 million is drawn on our revolver, each eighth point change in interest rates would result in a $0.2 million change in interest expense on our new revolving loan facility.
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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of the Company against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company. In February 2005, the Court appointed James Shaver, Frank C. Bagatta and Capital Invest, die Kapitalanlagegesellschaft der Bank Austria Creditanstalt Gruppe GmbH as lead plaintiffs (“Lead Plaintiffs”).

     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. This litigation is in its pre-answer motion phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.
     To cover claims arising out of the operations of the Company’s hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject the Company to substantial uninsured liabilities.
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has recently been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that this qui tam action will not have a material adverse effect on the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 57 hereof.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: November 14, 2005

EXHIBIT INDEX

Exhibit	Description
10.1	Office Lease Agreement dated August 10, 2005 among Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form 8-K filed August 16, 2005.

10.2	Amendment No. 1, dated as of September 26, 2005, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.