Form 10-K
period 2005-12-31
SELECT MEDICAL CORP
filed 2006-03-20
CIK 1035688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐           Accelerated Filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
None of the Registrant’s common stock is held by non-affiliates of the Registrant.
As of March 17, 2006, the Registrant’s parent had outstanding 205,508,342 shares of common stock.

SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

-i-

PART I
Forward-Looking Statements
     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this report other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:
•	compliance with the Medicare “hospital within a hospital” regulation changes will require increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability;

•	additional changes in government reimbursement for our services may have an adverse effect on our future net operating revenues and profitability, such as the regulations proposed by the Centers for Medicare & Medicaid Services on January 27, 2006;

•	the failure of our long-term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.
     Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. For a discussion of those and other factors affecting our business, see the section captioned “Risk Factors” under Item IA of this report.
ITEM 1. BUSINESS
Company Overview
     Select Medical Corporation (the “Company,” “Select,” “we” or “us”) is a leading operator of specialty hospitals and outpatient rehabilitation clinics in the United States. As of December 31, 2005, we operated 97 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 717 outpatient rehabilitation clinics in 24 states, the District of Columbia and seven Canadian provinces. On March 1, 2006 we completed the sale of our Canadian business. See “Business — Subsequent Event.” We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team, including our co-founders, Rocco A. Ortenzio and Robert A. Ortenzio, both of whom have significant experience in the healthcare industry. Under this leadership, we have grown our business through internal development initiatives and strategic acquisitions. For the combined twelve months ended December 31, 2005, we had net operating revenues of $1,858.4 million.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the combined twelve months ended December 31, 2005, approximately 74% of our net operating revenues were from our specialty hospitals and approximately 26% were from our outpatient rehabilitation business.
The Merger Transactions
     On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly-owned subsidiary of Select Medical Holdings Corporation (the “Merger”). Select Medical Holdings Corporation was formerly known as EGL Holding Company and is referred to as Holdings. Holdings and EGL Acquisition Corp. were Delaware corporations formed by Welsh, Carson, Anderson & Stowe IX, LP (“Welsh Carson”), for purposes of engaging in the Merger and the related transactions. The Merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. The Merger and related transactions are collectively referred to in this report as the “Transactions.”
     As a result of the Transactions, our assets and liabilities have been adjusted to their fair value as of February 25, 2005. We have also experienced an increase in our aggregate outstanding indebtedness as a result of financing transactions associated with the Transactions. Accordingly, our amortization expense and interest expense are higher in periods following the Transactions. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of $1.4 billion has been allocated to goodwill, which will be the subject of an annual impairment test. In determining the total economic consideration to use for financial accounting purposes, we have applied guidance found in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions.” This has resulted in a portion of the equity related to our continuing stockholders to be recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets to be recorded likewise.
Subsequent Event
     On March 1, 2006, we sold our wholly-owned subsidiary Canadian Back Institute Limited (“CBIL”) for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
Specialty Hospitals
     As of December 31, 2005, we operated 101 specialty hospitals. Of this total, 97 operated as long-term acute care hospitals, all of which were certified by the federal Medicare program as long-term acute care hospitals. The remaining four specialty hospitals are certified by the federal Medicare program as inpatient rehabilitation facilities. For the fiscal year ended December 31, 2005, approximately 73% of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2005, we operated a total of 3,829 available licensed beds and employed approximately 12,000 people in our specialty hospital segment, with the majority being registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.
     Patients are admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. These patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2005:

Distribution
Medical Condition	of Patients
Respiratory disorder	33.0%
Neuromuscular disorder	31.9
Cardiac disorder	11.1
Wound care	8.1
Other	15.9

Total	100.0%

     We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals that refer patients to our facilities.
     When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, a clinical liaison along with a Select case manager makes an assessment to determine the care required. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.
     Upon admission, an interdisciplinary team reviews a new patient’s condition. The interdisciplinary team comprises a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a physical, occupational or speech therapist; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.
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
     We operate most of our long-term acute care hospitals using a “hospital within a hospital” or “HIH” model. A long-term acute care hospital that operates as a hospital within a hospital leases space from a general acute care “host” hospital and operates as a separately-licensed hospital within the host hospital in contrast to a long-term acute care hospital that owns or operates a free-standing facility. Of the 97 long-term acute care hospitals we operated as of December 31, 2005, 93 were operated as hospitals within hospitals and four were operated as free-standing facilities. As a result of the HIH regulatory changes discussed in further detail below, we have developed a plan that includes, among other things, relocating certain of our facilities to alternative settings, building or buying additional free-standing facilities and closing a small number of facilities. If the Centers for Medicare & Medicaid Services, also known as CMS, implements certain additional regulatory changes that it has proposed and discussed and that would affect long-term acute care hospitals more generally, our plan would have to be further modified.
Recent Long-Term Acute Care Hospital Regulatory Developments
     On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. The new HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
     As of December 31, 2005, we operated 97 long-term acute care hospitals, 93 of which operated as HIHs. In order to minimize the more significant impact of the HIH regulations in 2006 and future years, we have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that we will need to relocate approximately 50% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition.
     All Medicare payments to our long-term acute care hospitals are made in accordance with a new prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS”. Under LTCH-PPS, a long-term acute care hospital is paid a predetermined fixed amount depending upon the long-term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On January 27, 2006, the Centers for Medicare & Medicaid Services (known as “CMS”) published its proposed annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The January 2006 proposed rule includes the following proposed changes to LTCH-PPS payment methodologies: (i) addition of a new payment methodology for Medicare patients with a length of stay less than or equal to 5/6ths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases), so that payment for a significant portion of SSO cases will be reduced to an amount comparable with that paid under the general acute care hospital reimbursement methodology; (ii) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (iii) sunset of the surgical case exception to the three-day or less interruption of stay policy, under which Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iv) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy. CMS estimates that the changes it is proposing for the 2007 LTCH-PPS rate year will result in an approximately 11 percent decrease in Medicare payments to long-term acute care hospitals as compared to the 2006 rate year. Consistent with its standard process for adopting regulations, CMS has solicited and will consider comments on the January 2006 proposed rule before it publishes a final update for the 2007 LTCH-PPS rate year. As a result, CMS may elect not to adopt certain of its proposals or the agency may adopt the proposals with modifications. If, however, the January 2006 proposals are adopted without modification, these changes in LTCH-PPS reimbursement policy will reduce our net operating revenues and will adversely affect our financial performance.
     See “Business — Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”
Outpatient Rehabilitation
     As of December 31, 2005, we operated 717 clinics throughout 24 states, the District of Columbia and seven Canadian provinces. On March 1, 2006, we completed the sale of our Canadian business. See “Business — Subsequent Event.” As a result of the sale, our total clinic count was reduced by 109 clinics. Typically, each of our clinics is located in a medical complex or retail location. As of December 31, 2005, our outpatient rehabilitation segment employed approximately 8,300 people.
     In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and respiratory therapists.
     Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. In addition to providing therapy in our outpatient clinics, we provide medical rehabilitation management services on a contract basis at nursing homes, hospitals, schools, assisted living and senior care centers and worksites. In our outpatient rehabilitation segment, approximately 88% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs, and contract management services. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
Other Services
     Other services (which accounted for less than 1% of our net operating revenues in the combined twelve months ended December 31, 2005) include home medical equipment, orthotics, prosthetics, oxygen and ventilator systems, infusion/intravenous and certain non-healthcare services.
Specialty Hospital Strategy
     Provide high quality care and service. We believe that our patients benefit from our experience in addressing complex medical and rehabilitation needs. To effectively address the nature of our patients’ medical conditions, we have developed specialized treatment programs focused solely on their needs. We have also implemented specific staffing models that are designed to ensure that patients have access to the necessary level of clinical attention. We believe that by focusing on quality care and service we develop brand loyalty in our markets allowing us to retain patients and strengthen our relationships with physicians, employers, and health insurers.

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
     The quality of the patient care we provide is continually monitored using several measures, including patient, payor and physician satisfaction, as well as clinical outcomes. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to the corporate office, and directly to the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. As of December 31, 2005, JCAHO had accredited all but one of our hospitals. This hospital has not yet undergone a JCAHO survey. Each of our four inpatient rehabilitation facilities has also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. See “— Government Regulations — Licensure — Accreditation.”
     Maintain operational and financial results under revised Medicare regulations. As a result of the regulatory changes published by CMS on August 11, 2004, much of our effort in the near-term will be focused on implementing strategic initiatives at our existing hospitals. These initiatives will include managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, relocating certain of our facilities to alternative settings and building or buying free-standing facilities. We believe that there is sufficient time during the phase-in period to meet the requirements of the new HIH regulations while maintaining our existing business. If CMS implements certain additional regulatory changes that it has proposed and discussed and that would affect long-term acute care hospitals more generally, we may be required to further modify our strategic initiatives.
     Reduce operating costs. We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•	optimizing staffing based on our occupancy and the clinical needs of our patients;

•	centralizing administrative functions such as accounting, finance, payroll, legal, reimbursement, compliance, human resources and billing and collection;

•	standardizing management information systems to aid in financial reporting as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.
     Increase higher margin commercial volume. We typically receive higher reimbursement rates from commercial insurers than we do from the federal Medicare program. As a result, we work to expand relationships with insurers to increase commercial patient volume. We believe that commercial payors seek to contract with our hospitals because we offer patients high quality and cost-effective care. Although the level of care we provide is complex and staff intensive, we typically have lower relative operating expenses than a general acute care hospital because we provide a much narrower range of patient services at our hospitals. As a result of our lower relative costs, we offer more attractive rates to commercial payors. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

     Develop new specialty hospitals. We expect to continue evaluating opportunities to develop new long-term acute care hospitals, primarily in settings where the new HIH regulations would have little or no impact, for example, in free-standing buildings. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition.
     We have a dedicated development team with significant market experience. When we target a new market, the development team conducts an extensive review of local market referral patterns and commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, when we determine a location or sign a lease for our planned space, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees facility improvements, equipment purchases, licensure procedures, and the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to this new management team and our corporate operations group.
     Pursue opportunistic acquisitions. In addition to our development initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions, such as our SemperCare acquisition, which we completed on January 1, 2005. We adhere to selective criteria in our acquisition analysis and have historically been able to obtain assets for what we believe are attractive valuations. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized staffing models and resource management programs. From our inception in 1997 through December 31, 2005, we have acquired and integrated 58 hospitals. All of these hospitals now share our centralized billing and standardized management information systems. All of our acquired hospitals participate in our centralized purchasing program.
Outpatient Rehabilitation Strategy
     Provide high quality care and service. We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in our markets. This loyalty allows us to retain patients and strengthen our relationships with the physicians, employers, and health insurers in our markets who refer or direct additional patients to us.
     Increase market share. Our goal is to be a leading provider of outpatient rehabilitation services in our local markets. Having a strong market share in our local markets allows us to benefit from heightened brand awareness, economies of scale and increased leverage when negotiating payor contracts. To increase our market share, we seek to expand our services and programs and to continue to provide high quality care and strong customer service in order to generate loyalty with patients and referral sources.
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
     Optimize the profitability of our payor contracts. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. Each contract we enter into is continually re-evaluated to determine how it is affecting our profitability. We create a retention strategy for each of the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria.
     Maintain strong employee relations. We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments, and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local market strategy. This management approach reflects the unique nature of each market in which we operate and the importance of encouraging our employees to assume responsibility for their clinic’s performance.
Sources of Net Operating Revenues
     The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Fiscal Year Ended
	December 31,
Net Operating Revenues by Payor Source (1)	2003	2004	2005 (2)
Medicare	47.8%	49.8%	56.4
Commercial insurance (3)	44.9	42.3	37.2
Private and other (4)	5.7	5.7	4.3
Medicaid	1.6	2.2	2.1

Total	100.0%	100.0%	100.0%

(1)	This table excludes the net operating revenues of our Canadian operations which have been reclassified and reported as a discontinued operation. See “Business — Subsequent Event.”

(2)	The net operating revenues for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the net operating revenues for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined fiscal year ended December 31, 2005.

(3)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(4)	Includes self payors, contract management services and non-patient related payments. Self pay revenues represent less than 1% of total net operating revenues.
Government Sources
     Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, our specialty hospitals participate in fifteen state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since more than half of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
     Although in recent years an increasing percentage of our net operating revenues were generated from the Medicare program, a significant amount of our net operating revenues continue to come from private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations, and other managed care companies have negotiated discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts.
Employees
     As of December 31, 2005, we employed approximately 20,900 people throughout the United States and Canada. A total of approximately 13,900 of our employees are full time and the remaining approximately 7,000 are part time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,300 and inpatient employees totaled approximately 12,000. The remaining approximately 600 employees were in corporate management, administration and other services.
Competition
     We compete on the basis of pricing, the quality of the patient services we provide and the results that we achieve for our patients. The primary competitive factors in the long-term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long-term acute care hospitals and inpatient rehabilitation facilities that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.
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

Government Regulations
General
     The healthcare industry is required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and outpatient rehabilitation clinics meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes and environmental protection and healthcare fraud and abuse. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.
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
     Accreditation. Our hospitals receive accreditation from the Joint Commission on Accreditation of Healthcare Organizations, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. As of December 31, 2005, JCAHO had accredited all but one of our hospitals. This hospital has not yet undergone a JCAHO survey. Each of our four inpatient rehabilitation facilities has also received accreditation from the Commission on Accreditation of Rehabilitation Facilities, an independent, not-for-profit organization which reviews and grants accreditation for rehabilitation facilities that meet established standards for service and quality.
Overview of U.S. and State Government Reimbursements

     Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services. For the fiscals years ended December 31, 2004 and December 31, 2005, we received approximately 50% and 56%, respectively, of our revenue from Medicare.
     The Medicare program reimburses various types of providers, including long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems for long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. For general acute care hospitals, Medicare inpatient costs are reimbursed under a prospective payment system under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using diagnosis related groups, commonly referred to as DRGs. The general acute care hospital DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition in that type of facility. Although the average length of stay varies for each DRG, the average stay of all Medicare patients in a general acute care hospital is approximately six days. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full DRG rate if a patient is discharged early to certain post-acute care settings, including long-term acute care hospitals. The expansion of this policy to patients in a greater number of DRGs could cause general acute care hospitals to delay discharging those patients to our long-term acute care hospitals.
     Long-term acute care hospital Medicare reimbursement. The Medicare payment system for long-term acute care hospitals has been changed to a new prospective payment system specifically applicable to long-term acute care hospitals, which is referred to as LTCH-PPS. LTCH-PPS was established by final regulations published on August 30, 2002 by CMS, and applies to long-term care hospitals for their cost reporting periods beginning on or after October 1, 2002. Ultimately, when LTCH-PPS is fully implemented, each patient discharged from a long-term acute care hospital will be assigned to a distinct long-term care diagnosis-related group, which is referred to as an LTC-DRG, and a long-term acute care hospital will generally be paid a predetermined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). The payment amount for each LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that LTC-DRG in a long-term acute care hospital. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost-based payment system.
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
     Prior to becoming subject to LTCH-PPS, a long-term acute care hospital is paid on the basis of Medicare reasonable costs per case, subject to limits. Under this cost-based reimbursement system, costs accepted for reimbursement depend on a number of factors, including necessity, reasonableness, related party principles and relatedness to patient care. Qualifying costs under Medicare’s cost reimbursement system typically include all operating costs and also capital costs that include interest expense, depreciation, amortization, and rental expense.

     Prior to qualifying under the payment system applicable to long-term acute care hospitals, a new long-term acute care hospital initially receives payments under the general acute care hospital DRG-based reimbursement system. The long-term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long-term acute care hospital requirements, the most significant requirement being an average Medicare length of stay of more than 25 days.
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
     As of December 31, 2005, all 97 of our eligible long-term acute care hospitals have implemented LTCH-PPS. We have elected to be paid solely on the basis of LTC-DRG payments for all 97 of these hospitals.
     On January 27, 2006, the Centers for Medicare & Medicaid Services (known as “CMS”) published its proposed annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The January 2006 proposed rule includes the following proposed changes to LTCH-PPS payment methodologies: (i) addition of a new payment methodology for Medicare patients with a length of stay less than or equal to 5/6ths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases), so that payment for a significant portion of SSO cases will be reduced to an amount comparable with that paid under the general acute care hospital reimbursement methodology; (ii) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (iii) sunset of the surgical case exception to the three-day or less interruption of stay policy, under which Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iv) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy. CMS estimates that the changes it is proposing for the 2007 LTCH-PPS rate year will result in an approximately 11 percent decrease in Medicare payments to long-term acute care hospitals as compared to the 2006 rate year. Consistent with its standard process for adopting regulations, CMS has solicited and will consider comments on the January 2006 proposed rule before it publishes a final update for the 2007 LTCH-PPS rate year. As a result, CMS may elect not to adopt certain of its proposals or the agency may adopt the proposals with modifications. If, however, the January 2006 proposals are adopted without modification, these changes in LTCH-PPS reimbursement policy will reduce our net operating revenues and will adversely affect our financial performance.
     Regulatory changes. On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased

- in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. The new HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
     As of December 31, 2005, we operated 97 long-term acute care hospitals, 93 of which operated as HIHs. In order to minimize the more significant impact of the HIH regulations in 2006 and future years, we have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that we will need to relocate approximately 50% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition.
     On January 27, 2006, CMS published its proposed annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). In the January 2006 proposed rule, CMS announced that it is studying whether payment adjustments similar to those adopted with respect to HIHs in 2004 should also be adopted with respect to free-standing long-term acute care hospitals. Such adjustments could include limiting payments to free-standing long-term acute care hospitals to the extent that greater than 25% of a facility’s admissions come from a single general acute care hospital.
     In the January 2006 proposed rule, CMS also discussed the contract it has awarded to Research Triangle Institute, International, or RTI, to examine recommendations made by the Medicare Payment Advisory Commission, or MedPAC, concerning how long-term acute care hospitals are defined and differentiated from other types of Medicare providers. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. In its June 2004 ‘‘Report to Congress,’’ MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities. CMS indicated that it expects RTI’s final report to be submitted to the agency in late Spring 2006. While acknowledging that RTI’s findings are expected to have a substantial impact on future Medicare policy for long-term acute care hospitals, CMS stated its belief that many of the specific payment adjustment features of LTCH-PPS presently in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for long-term acute care hospitals.
     Inpatient rehabilitation facility Medicare reimbursement. Our acute medical rehabilitation hospitals are certified as inpatient rehabilitation facilities by the Medicare program, and are subject to a prospective payment system for services provided to each discharged Medicare beneficiary. Prior to January 1, 2002, inpatient rehabilitation facilities were paid on the basis of Medicare reasonable costs per case, subject to limits under TEFRA. For cost reporting periods beginning on or after January 1, 2002, inpatient rehabilitation facilities are paid under a new prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case-mix group or “IRF-CMG” containing patients with similar clinical problems that are expected to require similar amounts of resources. An inpatient rehabilitation facility is generally paid a predetermined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an inpatient rehabilitation facility relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, IRF-CMG payments rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost based system. The IRF-PPS was phased-in over a transition period in 2002. For cost reporting periods beginning on or after January 1, 2002 and before October 1, 2002, an inpatient rehabilitation facility’s payment for each Medicare patient was a blended amount consisting of 66 2/3% of the IRF-PPS payment rate and 33 1/3% of the hospital’s reasonable cost based reimbursement. For cost reporting periods beginning on or after October 1, 2002, inpatient rehabilitation facilities are paid solely on the basis of the IRF-PPS payment rate.
     Although the IRF-PPS regulations did not change the criteria that must be met in order for a hospital to be certified as an inpatient rehabilitation facility, CMS adopted a separate final rule on May 7, 2004 that made significant changes to those criteria. The new inpatient rehabilitation facility certification criteria became effective for cost reporting periods beginning on or after July 1, 2004.
     Under the historic IRF certification criteria that had been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in regulation (referred to as the “75% test”). In 2002, CMS became aware that its various contractors were using inconsistent methods to assess compliance with the 75% test and that the percentage of inpatient rehabilitation facilities in compliance with the 75% test might be low. In response, in June 2002, CMS suspended enforcement of the 75% test and, on September 9, 2003, proposed modifications to the regulatory standards for certification as an inpatient rehabilitation facility. In addition, during 2003, several CMS contractors, including the contractor overseeing our inpatient rehabilitation facilities, promulgated draft local medical review policies that would change the guidelines used to determine the medical necessity for inpatient rehabilitation care.
     Notwithstanding concerns stated by the industry and Congress in late 2003 and early 2004 about the adverse impact that CMS’s proposed changes and renewed enforcement efforts might have on access to inpatient rehabilitation facility services, and notwithstanding Congressional requests that CMS delay implementation of or changes to the 75% test for additional study of clinically appropriate certification criteria, CMS adopted four major changes to the 75% test in its May 7, 2004 final rule. First, CMS temporarily lowered the 75% compliance threshold, as follows: (i) 50% for cost reporting periods beginning on or after July 1, 2004 and before July 1, 2005; (ii) 60% for cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006; (iii) 65% for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007; and (iv) 75% for cost reporting periods beginning on or after July 1, 2007. Second, CMS modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an inpatient rehabilitation facility. Third, the agency finalized the conditions under which comorbidities can be used to verify compliance with the 75% test. Fourth, CMS changed the timeframe used to determine compliance with the 75% test from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification for its cost reporting period that begins immediately after the 12-month review period.
     Congress temporarily suspended CMS enforcement of the 75% test under the Consolidated Appropriations Act, 2005, enacted on December 8, 2004. The Act requires the Secretary of Health and Human Services to respond within 60 days to a study by the Government Accountability Office, or GAO, on the standards for defining inpatient rehabilitation services before the Secretary may use funds appropriated under the Act to redesignate as a general acute care hospital any hospital that was certified as an inpatient rehabilitation facility on or before June 30, 2004 as a result of the hospital’s failure to meet the 75% test. The GAO issued its study on April 22, 2005, and recommended that CMS, based on further research, refine the 75% test to describe more thoroughly the subgroups of patients within the qualifying conditions that are appropriate for care in an inpatient rehabilitation facility. The Secretary issued a formal response to the GAO study on June 24, 2005, in which it concluded that the revised inpatient rehabilitation facility certification standards, including the 75% test, were not inconsistent with the recommendations in the GAO report. In light of this determination, the Secretary announced that CMS would immediately begin enforcement of the revised certification standards.
     Subsequently, under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% test by maintaining the compliance threshold at 60% (rather than increasing it to 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold then increases to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. During the years while the new standard is being phased-in, it will be necessary for us to reassess and change our inpatient admissions standards. Such changes may include more restrictive admissions policies. Stricter admissions standards may result in reduced patient volumes at our inpatient rehabilitation facilities, which, in turn, may result in lower net operating revenue and net income for these operations.
     Outpatient rehabilitation services Medicare reimbursement. We provide the majority of our outpatient rehabilitation services in our rehabilitation clinics. Through our contract services agreements, we also provide outpatient rehabilitation services in schools, physician directed clinics, worksites, assisted living centers, hospitals and skilled nursing facilities.
     Most of our outpatient rehabilitation services are provided in rehabilitation agencies and through our inpatient rehabilitation facilities.
     Prior to January 1, 1999, outpatient therapy services, including physical therapy, occupational therapy, and speech-language pathology, were reimbursed on the basis of the lower of 90% of reasonable costs or actual charges. Beginning on January 1, 1999, the Balanced Budget Act of 1997 (the “BBA”) required that outpatient therapy services be reimbursed on a fee schedule, subject to annual limits. Outpatient therapy providers receive a fixed fee for each procedure performed, which is adjusted by the geographical area in which the facility is located.
     The BBA also imposed annual per Medicare beneficiary caps beginning January 1, 1999 that limited Medicare coverage to $1,500 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,500 for outpatient occupational health services, including deductible and coinsurance amounts. The caps were to be increased beginning in 2002 by application of an inflation index. Subsequent legislation imposed a moratorium on the application of these limits for the years 2000, 2001 and 2002. With the expiration of the moratorium, CMS implemented the caps beginning on September 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act re-imposed the moratorium on the application of the therapy caps from the date of enactment (December 8, 2003) through December 31, 2005. Congress allowed the therapy caps to go back into effect on January 1, 2006. The inflation adjusted caps are $1,740 in 2006. As directed by Congress in the Deficit Reduction Act of 2005, CMS is implementing an exceptions process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee may request an exception from the therapy caps if the provision of therapy services is deemed to be medically necessary. Therapy cap exceptions will be available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity.
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
     Specialty hospital Medicaid reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for approximately 2% of our long-term acute care net operating revenues for the year ended December 31, 2005.
     Workers’ compensation. Workers’ compensation programs accounted for approximately 21% of our revenue from outpatient rehabilitation services for the year ended December 31, 2005. Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.
Other Healthcare Regulations
     Fraud and abuse enforcement. Various federal laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act allows an individual to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. See “Legal Proceedings — Other Legal Proceedings.”
     From time to time, various federal and state agencies, such as the Office of the Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals, inpatient rehabilitation facilities or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2004 Work Plan describes the government’s intention to study providers’ use of the “hospital within a hospital” model for furnishing long-term acute care hospital services and whether they comply with the 5% limitation on discharges to the host hospital that are subsequently readmitted to the hospital within a hospital. The 2005 Work Plan describes plans to study whether patients in long-term acute care hospitals are receiving acute-level services or could be cared for in skilled nursing facilities. The 2006 Work Plan describes plans to study the accuracy of Medicare payment for inpatient rehabilitation stays when patient assessments are entered later than the required deadlines, to study both inpatient rehabilitation facility and long-term acute care hospital payments in order to determine whether they were made in accordance with applicable regulations, including policies on outlier payments and interrupted stays, and to study physical and occupational therapy claims in order to determine whether the services were medically necessary and adequately documented. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.
     We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities.
     Remuneration and fraud measures. The federal “anti-kickback” statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.
     Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care.
     Provider-based status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 17 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, certain of our outpatient rehabilitation services are operated as departments of our inpatient rehabilitation facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
     Health information practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. If we fail to comply with the standards, we could be subject to criminal penalties and civil sanctions. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier or NPI), employers, health plans and individuals, security and electronic signatures, privacy and enforcement.
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
     Standards for the security of electronic health information require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of electronic protected health information. We were required to comply with the security standards by April 20, 2005.
      The NPI will replace health care provider identifiers that are in use today in standard transactions. Implementation of the NPI will eliminate the need for health care providers to use different identification numbers to identify themselves when conducting standard transactions with multiple health plans. We are required to comply with the use of NPIs in standard transactions by May 23, 2007.
     We maintain a HIPAA Committee that is charged with evaluating and monitoring our compliance with HIPAA. The Committee monitors HIPAA’s regulations as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.
Compliance Program
Our Compliance Program
     In late 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance committee and subcommittees, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies.
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
Compliance Committee
     Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with HIPAA regulations and provides reports to the compliance committee.
Compliance Issue Reporting
     In order to facilitate our employees’ ability to report known, suspected or potential violations of our code of conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished through our toll free compliance hotline, compliance e-mail address or our compliance post office box. The compliance officer and the compliance committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance department’s investigation policy.
Compliance Monitoring and Auditing/ Comprehensive Training and Education
     Monitoring reports and the results of compliance for each of our business segments are reported to the compliance committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to sign a compliance certification form certifying that the employee has read, understood, and has agreed to abide by the code of conduct. Additionally all employees are required to re-certify compliance with the code on an annual basis.
Policies and Procedures Reflecting Compliance Focus Areas
     We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the compliance committee.
Internal Audit
     In addition to and in support of the efforts of our compliance department, during 2001 we established an internal audit function. The compliance officer manages the combined Compliance and Audit Department and meets with the audit committee of the board of directors on a quarterly basis to discuss audit results.
ITEM 1A. RISK FACTORS
     Our business involves a number of risks, some of which are beyond our control. The risk and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.
     Compliance with recent changes in federal regulations applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites” will result in increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability.
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. As of December 31, 2005, 93 of our 97 long-term acute care hospitals operated as HIHs. For the year ended December 31, 2005, approximately 56% of the Medicare admissions to these HIHs were from host hospitals. For the year ended December 31, 2005, approximately 10% of these HIHs admitted 25% or fewer of their Medicare patients from their host hospitals, approximately 34% of these HIHs admitted 50% or fewer of their Medicare patients from their host hospitals, and approximately 74% of these HIHs admitted 75% or fewer of their Medicare patients from their host hospitals. The admissions data for the year ended December 31, 2005 is not necessarily indicative of the admissions mix these hospitals will experience in the future.
     These new HIH regulations had only a negligible impact on our 2005 financial results, but could have a significant negative impact on our financial results thereafter. In order to minimize the more significant impact of the HIH regulations in 2006 and future years, we have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. There can be no assurance that we can successfully implement such changes to our existing HIH business model or successfully control the capital expenditures associated with such changes. As a result, our ability to operate our long-term acute care hospitals effectively and our net operating revenues and profitably may be adversely affected. For example, because physicians generally direct the majority of hospital admissions, our net operating revenues and profitability may decline if the relocation efforts for certain of our HIHs adversely affect our relationships with the physicians in those communities. See “Business — Specialty Hospitals —

Recent Long-Term Acute Care Hospital Regulatory Developments” and “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Regulatory Changes.”
     Government implementation of recently proposed changes to Medicare’s method of reimbursing our long-term acute care hospitals may have an adverse effect on our future net operating revenues and profitability.
     All Medicare payments to our long-term acute care hospitals are made in accordance with a new prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS”. Under LTCH-PPS, a long-term acute care hospital is paid a predetermined fixed amount depending upon the long-term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On January 27, 2006, the Centers for Medicare & Medicaid Services (known as “CMS”) published its proposed annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The January 2006 proposed rule includes the following proposed changes to LTCH-PPS payment methodologies: (i) addition of a new payment methodology for Medicare patients with a length of stay less than or equal to 5/6ths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases), so that payment for a significant portion of SSO cases will be reduced to an amount comparable with that paid under the general acute care hospital reimbursement methodology; (ii) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (iii) sunset of the surgical case exception to the three-day or less interruption of stay policy, under which Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iv) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy. CMS estimates that the changes it is proposing for the 2007 LTCH-PPS rate year will result in an approximately 11 percent decrease in Medicare payments to long-term acute care hospitals as compared to the 2006 rate year. Consistent with its standard process for adopting regulations, CMS has solicited and will consider comments on the January 2006 proposed rule before it publishes a final update for the 2007 LTCH-PPS rate year. As a result, CMS may elect not to adopt certain of its proposals or the agency may adopt the proposals with modifications. If, however, the January 2006 proposals are adopted without modification, these changes in LTCH-PPS reimbursement policy will reduce our net operating revenues and will adversely affect our financial performance. See “Business — Specialty Hospitals — Recent Long-Term Acute Care Hospital Regulatory Developments” and “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long-term acute care hospital Medicare reimbursement.”
     If our long-term acute care hospitals fail to maintain their certifications as long-term acute care hospitals or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.
     As of December 31, 2005, all of our long-term acute care hospitals were certified by Medicare as long-term acute care hospitals. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, namely minimum average length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. In its preamble to the January 27, 2006 proposed rule updating the long-term acute care Medicare prospective payment system, CMS discussed the contract that it has awarded to Research Triangle Institute, International (“RTI”) to examine recent recommendations made by the Medicare Payment Advisory Commission, or MedPAC, concerning how long-term acute care hospitals are defined and differentiated from other types of Medicare providers. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. In its June 2004 “Report to Congress,” MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities. CMS indicated that it expects RTI’s final report to be submitted to the agency in late Spring 2006. While acknowledging that RTI’s findings are expected to have a substantial impact on future Medicare policy for long-term acute care hospitals, CMS stated its belief that many of the specific payment adjustment features of LTCH-PPS presently in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for long-term acute care hospitals. Failure to meet existing long-term acute care certification criteria or implementation of additional criteria that would limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability.
     Nearly all of our long-term acute care hospitals operate as HIHs and as a result are subject to additional Medicare criteria that require certain indications of separateness from the host hospital. If any of our long-term acute care HIHs fail to meet the separateness requirements, they will be reimbursed at the lower general acute care hospital rate, which would likely cause our net operating revenues and profitability to decrease. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long-term acute care hospital Medicare reimbursement.”
     Implementation of modifications to the admissions policies for our inpatient rehabilitation facilities as required in order to achieve compliance with Medicare regulations may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability.
     As of December 31, 2005, our four acute medical rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities. Under the historic inpatient rehabilitation facility, or IRF, certification criteria that had been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in the regulations (referred to as the “75% test”). In 2002, CMS became aware that its various contractors were using inconsistent methods to assess compliance with the 75% test and that many inpatient rehabilitation facilities were not in compliance with the 75% test. In response, in June 2002, CMS suspended enforcement of the 75% test and, on September 9, 2003, proposed modifications to the regulatory standards for certification as an IRF. Notwithstanding concerns stated by the industry and Congress in late 2003 and early 2004 about the adverse impact that CMS’s proposed changes and renewed enforcement efforts might have on access to inpatient rehabilitation facility services, and notwithstanding Congressional requests that CMS delay implementation of or changes to the 75% test for additional study of clinically appropriate certification criteria, on May 7, 2004, CMS adopted a final rule that made significant changes to the certification standard. CMS temporarily lowered the 75% compliance threshold to 50%, with a gradual increase back to 75% over the course of a four-year period. CMS also expanded from 10 to 13 the number of medical conditions used to determine compliance with the 75% test (or any phase-in percentage) and finalized the conditions under which comorbidities may be used to satisfy the 75% test. Finally, CMS changed the timeframe used to determine a provider’s compliance with the inpatient rehabilitation facility criteria including the 75% test so that any changes in a facility’s certification based on compliance with the 75% test may be made effective in the cost reporting period immediately following the review period for determining compliance. Congress temporarily suspended enforcement of the 75% test when it enacted the Consolidated Appropriations Act, 2005, which requires the Secretary of Health and Human Services to respond within 60 days to a report by the Government Accountability Office, or GAO, on the standards for defining inpatient rehabilitation services before the Secretary may terminate a hospital’s designation as an inpatient rehabilitation facility for failure to meet the 75% test. The GAO issued its report on April 22, 2005, and recommended that CMS, based on further research, refine the 75% test to describe more thoroughly the subgroups of patients within the qualifying conditions that are appropriate for care in an inpatient rehabilitation facility. The Secretary issued a formal response to the GAO study on June 24, 2005, in which it concluded that the revised inpatient rehabilitation facility certification standards, including the 75% test, were consistent with the recommendations in the GAO report. In light of this determination, the Secretary announced that CMS would immediately begin enforcement of the revised certification standards.
     Subsequently, under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% test by maintaining the compliance threshold at 60% (rather than increasing it to 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold then increases to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008.
     The inpatient rehabilitation facilities we acquired as part of our Kessler acquisition in September 2003 may not have fully met the historic standard. In order to achieve compliance with the revised 75% test, it may be necessary for us to implement more restrictive admissions policies at our inpatient rehabilitation facilities and not admit patients whose diagnoses fall outside the specified conditions. Such policies may result in decreased patient volumes, which could have a negative effect on the financial performance of these facilities. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Inpatient rehabilitation facility Medicare reimbursement.”
     Implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability.
     Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. These annual caps were to go into effect on January 1, 1999, however, after their adoption, Congress imposed a moratorium on the caps through 2002, and then re-imposed the moratorium for 2004 and 2005. Congress allowed the therapy caps to go back into effect on January 1, 2006. The inflation adjusted caps are $1,740 in 2006. As directed by Congress in the Deficit Reduction Act of 2005, CMS is implementing an exceptions process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee may request an exception from the therapy caps if the provision of therapy services is deemed to be medically necessary. Therapy cap exceptions will be available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity.
     We believe these therapy caps could have an adverse effect on the net operating revenues we generate from providing outpatient rehabilitation services to Medicare beneficiaries, to the extent that such patients receive services for which total payments would exceed the annual caps. For the year ended December 31, 2005, we received approximately 11% of our outpatient rehabilitation net operating revenues from Medicare. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Outpatient rehabilitation services Medicare reimbursement.”
     If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and profitability could decline.
     Approximately 56% of our net operating revenues for the year ended December 31, 2005 came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. Additional changes to these payment systems, including modifications to the conditions on qualification for payment and the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either in Congress or by CMS. For instance, in its preamble to the January 27, 2006 proposed rule updating the long-term acute care hospital Medicare prospective payment system, CMS announced that it is studying whether payment adjustments similar to those adopted with respect to HIHs in 2004 should also be adopted with respect to free-standing long-term acute care hospitals. Such adjustments could include limiting payments to free-standing long-term acute care hospitals to the extent that greater than 25% of a facility’s admissions come from a single general acute care hospital. Because of the possibility of adoption of these kinds of proposals, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.
     We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.
     The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:
•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services and enrollment of newly developed facilities in the Medicare program; and

•	payment for services.
     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See “Business — Government Regulations.”
     Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
     As part of our growth strategy, we may pursue acquisitions of specialty hospitals and outpatient rehabilitation clinics. Acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:
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
     Future cost containment initiatives undertaken by private third-party payors may limit our future net operating revenues and profitability.
     Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our specialty hospitals and outpatient rehabilitation clinics. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.
     If we fail to maintain established relationships with the physicians in our markets, our net operating revenues may decrease.
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
     Shortages in qualified nurses or therapists could increase our operating costs significantly.
     Our specialty hospitals are highly dependent on nurses for patient care and our outpatient rehabilitation clinics are highly dependant on therapists for patient care. The availability of qualified nurses and therapists nationwide has declined in recent years, and the salaries for nurses and therapists have risen accordingly. We cannot assure you we will be able to attract and retain qualified nurses or therapists in the future. Additionally, the cost of attracting and retaining nurses and therapists may be higher than we anticipate, and as a result, our profitability could decline.
     Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.
     We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable acquisition candidates for us. This could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.
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
     Our business operations could be significantly disrupted if we lose key members of our management team.
     Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent on our ability to retain and motivate these individuals. The loss of the services of any of our senior officers or key employees, particularly our executive officers named in “Executive Officers and Directors of the Registrant,” could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.
     Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.
     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Legal Proceedings.”
     We maintain professional malpractice liability insurance and general liability insurance coverage. As a result of unfavorable pricing and availability trends in the professional liability insurance market and the insurance market in general, the cost and risk sharing components of professional liability coverage have changed dramatically. Many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs and the significant failures of some nationally known insurance underwriters. In some instances, insurance underwriters will no longer issue new policies in certain states that have a history of high medical malpractice awards. As a result, we have experienced substantial changes in our medical and professional malpractice insurance program. Among other things, in order to obtain malpractice insurance at a reasonable cost, we are required to assume substantial self-insured retentions for our professional liability claims. A self-insured retention is a minimum amount of damages and expenses (including legal fees) that we must pay for each claim. We use actuarial methods to determine the value of the losses that may occur within this self-insured retention level. Our insurance agreements require us to post letters of credit or set aside cash in a trust arrangement in an amount equal to the estimated losses that we assumed for previous policy years. Because of the high retention levels, we cannot predict with certainty the actual amount of the losses we will assume and pay. To the extent that subsequent claims information varies from loss estimates, the liabilities will be adjusted to reflect current loss data. There can be no assurance that in the future malpractice insurance will be available at a reasonable price or that we will not have to further increase our levels of self-insurance. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business — Government Regulations — Other Healthcare Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Medical and Professional Malpractice Insurance.”

          The interests of our principal stockholder may conflict with your interests.
          An investor group led by our sponsors owns substantially all of the outstanding equity securities of our parent. Welsh Carson controls a majority of the voting power of such outstanding equity securities and therefore ultimately controls all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), and appointing members of our management. Welsh Carson’s interests in exercising control over our business may conflict with your interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not applicable.
ITEM 2. PROPERTIES
          We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own each of our four inpatient rehabilitation facilities and two of our long-term acute care hospitals. We also own five facilities currently undergoing renovations that will house future specialty hospitals.
          We lease all of our clinics and related offices, which, as of December 31, 2005, included 717 outpatient rehabilitation clinics throughout the United States and Canada. On March 1, 2006, we completed the sale of our Canadian business. See “Business — Subsequent Event.” The outpatient rehabilitation clinics generally have a five-year lease term and include options to renew. We also lease the majority of our long-term acute care hospital facilities except for the facilities described above. As of December 31, 2005, we had 93 hospital within a hospital leases and two free-standing building leases.
          We generally seek a five-year lease for our long-term acute care hospitals operated as HIHs, with an additional five-year renewal at our option. We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 92,145 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2005, this comprised 16 locations throughout the United States with approximately 102,093 square feet in total.
ITEM 3. LEGAL PROCEEDINGS
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
          On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. This litigation is in its pre-answer motion phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations; however, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
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
          Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that this qui tam action will not have a material adverse effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          There were no matters submitted to a vote of security holders of the Company during the three months ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          We are wholly-owned by Holdings, a privately owned corporation. There is no public trading market for our equity securities or for those of Holdings. As of March 17, 2006, there were 134 holders of Holdings’ common stock.
          Our senior secured credit facility contains customary restrictions on our ability, Holdings’ ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing our 7⅝% senior subordinated notes due 2015 contains customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends. The indenture governing Holdings’ senior floating rate notes due 2015 contains customary restrictions on Holdings’ ability, our ability and the ability of certain of our subsidiaries to declare or pay any dividends.
ITEM 6. SELECTED FINANCIAL DATA
          You should read the following selected consolidated historical financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained in this report. The data for the years ended December 31, 2001, 2002, 2003 and 2004, for the period from January 1 through February 24, 2005 (the “Predecessor”), and for the period from February 25 through December 31, 2005 (the “Successor”) have been derived from our audited consolidated financial statements.

	Predecessor					Successor
	Year Ended December 31,				Period from	Period from
					January 1	February 25
					through	through
					February 24,	December 31,
	2001	2002	2003	2004	2005	2005
			(in thousands)
Statement of Operations Data:
Net operating revenues	$921,692	$1,086,894	$1,341,657	$1,601,524	$277,736	$1,580,706
Operating expenses(1)	816,358	966,596	1,165,814	1,340,068	231,205	1,297,303
Stock compensation expense(2)	—	—	—	—	142,213	10,312
Long-term incentive compensation	—	—	—	—	—	14,453
Depreciation and amortization	31,297	25,071	33,663	38,951	5,933	37,922

Income (loss) from operations	74,037	95,227	142,180	222,505	(101,615)	220,716
Loss on early retirement of debt(3)	(14,223)	—	—	—	(42,736)	—
Merger related charges(4)	—	—	—	—	(12,025)	—
Equity in income from joint ventures	—	—	824	—	—	—
Other income	—	—	—	1,096	267	3,018
Interest expense, net(5)	(27,604)	(25,293)	(24,499)	(30,716)	(4,128)	(82,985)

Income (loss) from continuing operations before minority interests and income taxes	32,210	69,934	118,505	192,885	(160,237)	140,749
Minority interests(6)	2,135	1,404	1,661	2,608	330	1,776

Income (loss) from continuing operations before income taxes	30,075	68,530	116,844	190,277	(160,567)	138,973
Income tax provision (benefit)	2,185	26,822	46,238	76,551	(59,794)	56,470

Income (loss) from continuing operations	27,890	41,708	70,606	113,726	(100,773)	82,503
Income from discontinued operations, net of tax	1,791	2,523	3,865	4,458	522	3,072

Net income (loss)	29,681	44,231	74,471	118,184	(100,251)	85,575
Less: Preferred dividends	2,513	—	—	—	—	—

Net income (loss) available to common stockholders	$27,168	$44,231	$74,471	$118,184	$(100,251)	$85,575

	Predecessor									Successor
	Year Ended December 31,								Period from	Period from
									January 1	February 25
									through	through
									February 24,	December 31,
	2001		2002		2003		2004		2005	2005
					(in thousands)
Other Financial Data:
Capital expenditures	$24,011		$43,183		$35,852		$32,626		$2,586	$107,360
Ratio of earnings to fixed charges(7)	1.5	x	2.3	x	3.1	x	3.9	x	n/a	2.2	x
Cash Flow Data
Net cash provided by operating activities	$95,770		$120,812		$246,248		$174,276		$19,056	$45,072
Net cash used in investing activities	(61,947)		(54,048)		(261,452)		(28,959)		(110,757)	(110,054)
Net cash provided by (used in) financing activities	(26,164)		(21,423)		124,318		(63,959)		94	(55,521)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$10,703		$56,062		$165,507		$247,476			$35,861
Working capital	126,749		130,621		188,380		313,715			88,354
Total assets	650,845		739,059		1,078,998		1,113,721			2,163,369
Total debt	288,423		260,217		367,503		354,590			1,322,280
Total stockholders’ equity	234,284		286,418		419,175		515,943			506,165

(1)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(2)	Consists of stock compensation expense related to the repurchase of outstanding stock options in the Predecessor period from January 1, 2005 through February 24, 2005 and compensation expense related to restricted stock and stock options that were issued in the Successor period from February 25, 2005 through December 31, 2005.

(3)	In connection with the Merger, we tendered for all of our 9 1/2% senior subordinated notes due 2009 and all of our 7 1/2% senior subordinated notes due 2013. The loss in the Predecessor period of January 1, 2005 through February 24, 2005 consists of the tender premium cost of $34.8 million and the remaining write-off of unamortized deferred financing costs of $7.9 million.

(4)	As a result of the Merger, we incurred costs in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the cost of the investment advisor hired by the Special Committee of the Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing relating to the Merger, cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.

(5)	Net interest equals interest expense minus interest income.

(6)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(7)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before income taxes, fixed charges, minority interest in income of subsidiaries, and income (loss) from unconsolidated joint ventures. Fixed charges include preferred dividend requirements of subsidiaries, deemed dividends on preferred stock conversion, interest expense, capitalized interest, interest related to discontinued operations, and the portion of operating rents that is deemed representative of an interest factor. For the period January 1, 2005 through February 24, 2005 (Predecessor period), the ratio coverage was less than 1:1. We would have had to generate additional earnings of approximately $160.3 million to achieve a coverage ratio of 1:1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We are a leading operator of specialty hospitals and outpatient rehabilitation clinics in the United States. As of December 31, 2005, we operated 97 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 717 outpatient rehabilitation clinics in 24 states, the District of Columbia and seven Canadian provinces. On March 1, 2006, we completed the sale of our Canadian business. See “Item 1. Business — Subsequent Event.” We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     On February 24, 2005, we consummated a merger with a wholly-owned subsidiary of Holdings pursuant to which we became a wholly-owned subsidiary of Holdings. Holdings is owned by an investor group that includes Welsh Carson, Thoma Cressey Equity Partners, Inc. (“Thoma Cressey”), and members of our senior management. As a result of the Merger, our assets and liabilities have been adjusted to their fair value as of the closing. We have also experienced an increase in our aggregate outstanding indebtedness as a result of the financing transactions associated with the Merger. Accordingly, our amortization expense and interest expense are higher in periods following the Merger. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of $1.4 billion has been allocated to goodwill, which will be the subject of an annual impairment test. In determining the total economic consideration to use for financial accounting purposes, we have applied guidance found in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions.” This has resulted in a portion of the equity related to our continuing stockholders to be recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets to be recorded likewise.
     Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion, the financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined year ended December 31, 2005. The combined data is referred to herein as the combined year ended December 31, 2005. As a result of the Merger, interest expense, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation, depreciation and amortization have been impacted. Accordingly, we believe this combined presentation is a reasonable means of presenting our operating results.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,858.4 million for the combined year ended December 31, 2005. Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business for the combined year ended December 31, 2005.
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
Recent Trends and Events
     CBIL Sale
     On March 1, 2006, we sold our wholly-owned subsidiary Canadian Back Institute Limited (“CBIL”) for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
     Holdings Note Offering
     On September 29, 2005, Holdings, our parent company, sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The floating notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. The net proceeds of the issuance of the floating rate notes, together with cash provided through a dividend from us, was used to reduce the amount of Holdings’ preferred stock, to make a payment to participants in Holdings’ long-term cash incentive plan, and to pay related fees and expenses.
     Combined Year Ended December 31, 2005
     For the combined year ended December 31, 2005, our net operating revenues increased 16.0% to $1,858.4 million compared to the year ended December 31, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare Inc. on January 1, 2005 and the growth in net operating revenues at our same store hospitals. This growth in net operating revenue was offset by a decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the clinics. We had income from operations for the combined year ended December 31, 2005 of $119.1 million compared to $222.5 million for the year ended December 31, 2004. The decline in income from operations was principally related to stock compensation costs of $152.5 million and a long-term incentive compensation payment of $14.5 million. For the combined year ended December 31, 2005, we also incurred a loss on early retirement of debt of $42.7 million related to the repayment of our 7 1/2% and 9 1/2% senior subordinated notes and other expenses related to the Merger of $12.0 million.
     Our cash flow from operations provided $64.1 million of cash for the combined year ended December 31, 2005, which includes $186.0 million in cash expenses related to the Merger.
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
     Year Ended December 31, 2004

     In 2004 our net operating revenues increased 19.4%, income from operations increased 56.5%, net income increased 58.7% over 2003. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment we experienced growth resulting from the addition of four inpatient rehabilitation facilities acquired through our September 2003 acquisition of Kessler Rehabilitation Corporation, growth from our hospitals opened in 2003 and 2004, and an increase in our revenue per patient day in our same store hospitals. Our outpatient segment experienced growth related primarily to the full year effect of the Kessler outpatient clinics in 2004. We also continued to experience significant cash flow from operations resulting from our growth in net income and a continued reduction in accounts receivable days outstanding.
Regulatory Changes
          On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold is the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. We have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that approximately 42% of our hospitals will not require a move and 8% of our hospitals will be closed. If CMS implements certain additional regulatory changes that it has proposed and discussed and that would affect long-term acute care hospitals more generally, our plan would have to be further modified. See “Business — Specialty Hospitals.”
     The new HIH regulations established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas. As of December 31, 2005, we operated 97 long-term acute care hospitals, 93 of which operated as HIHs.
     On January 27, 2006, CMS published its proposed annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The January 2006 proposed rule includes the following proposed changes to LTCH-PPS payment methodologies: (i) addition of a new payment methodology for Medicare patients with a length of stay less than or equal to 5/6ths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases), so that payment for a significant portion of SSO cases will be reduced to an amount comparable with that paid under the general acute care hospital reimbursement methodology; (ii) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (iii) sunset of the surgical case exception to the three-day or less interruption of stay policy, under which Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iv) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy. CMS estimates that the changes it is proposing for the 2007 LTCH-PPS rate year will result in an approximately 11 percent decrease in Medicare payments to long-term acute care hospitals as compared to the 2006 rate year. Consistent with its standard process for adopting regulations, CMS has solicited and will consider comments on the January 2006 proposed rule before it publishes a final update for the 2007 LTCH-PPS rate year. As a result, CMS may elect not to adopt certain of its proposals or the agency may adopt the proposals with modifications. If, however, the January 2006 proposals are adopted without modification, these changes in LTCH-PPS reimbursement policy will reduce our net operating revenues and will adversely affect our financial performance.
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
     Net operating revenues generated directly from the Medicare program from all segments represented approximately 56%, 50%, and 48% of net operating revenues for the combined year ended December 31, 2005 and for the years ended December 31, 2004 and 2003, respectively. The increase in the percentage of our revenues generated from the Medicare program is due to the growth in the number of specialty hospitals and their higher respective share of Medicare revenues generated in this segment of our business compared to our outpatient rehabilitation segment.
     Approximately 73%, 68%, and 69% of our specialty hospital revenues for the combined year ended December 31, 2005 and for the years ended December 31, 2004 and 2003, respectively, were received in respect of services provided to Medicare patients. For the year ended December 31, 2004 and the combined year ended December 31, 2005, all of our Medicare payments were paid under a prospective payment system. For the year ended December 31, 2003, approximately 23% were paid by Medicare under a full cost-based reimbursement methodology. Payments made under a cost-based reimbursement methodology are subject to final cost report settlements based on administrative review and audit by third parties. An annual cost report was filed for each provider to report the cost of providing services and to settle the difference between the interim payments we receive and final costs. We record adjustments to the original estimates in the periods that such adjustments become known. Historically these adjustments have not been significant. Substantially all of our Medicare cost reports are settled through 2002. Because our routine payments from Medicare are different than the final reimbursement due to us under the cost based reimbursement system, we record a receivable or payable for the difference.
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
     Most of our specialty hospitals receive bi-weekly periodic interim payments (“PIP”) from Medicare instead of being paid on an individual claim basis. Under a PIP payment methodology, Medicare estimates a hospital’s claim volume based on historical trends and periodically reconciles the differences between the actual claim data and the estimated payments. At each balance sheet date, we record the difference between our actual claims and the PIP payments as a receivable or payable from third-party payors on our balance sheet.

     Contractual Adjustments
     Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. Within our hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors, we manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors’ historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments deducted from gross revenues to arrive at net operating revenues in the period that the difference is determined. The estimation processes described above and used in recording our contractual adjustments have historically yielded consistent and reliable results.
     Allowance for Doubtful Accounts
     Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductible, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2005, deductible, co-payments and self-insured amounts owed by the patient accounted for approximately 0.9% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by generally reserving as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.
     We estimate bad debts for total accounts receivable within each of our operating units. We believe our policies have resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables (net of contractual allowances) which includes receivables from governmental agencies. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.
     Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

     The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,
	2004		2005
	Predecessor		Successor
		Over 90		Over 90
	0-90 Days	Days	0-90 Days	Days
Medicare and Medicaid	$88,174	$20,182	$111,707	$24,141

Commercial insurance, and other	127,692	75,426	131,087	64,754

Total net accounts receivable	$215,866	$95,608	$242,794	$88,895

     The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2004	2005
	Predecessor	Successor
0 to 90 days	69.3%	73.2%

91 to 180 days	11.2%	9.7%

181 to 365 days	9.9%	7.6%

Over 365 days	9.6%	9.5%

Total	100.0%	100.0%

     The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2004	2005
	Predecessor	Successor
Insured receivables	98.3%	99.1%

Self-pay receivables (including deductible and copayments)	1.7%	0.9%

Total	100.0%	100.0%

     Insurance
     Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2005 and December 31, 2004, we have recorded a liability of

$55.7 million and $44.4 million, respectively, for our estimated losses under these insurance programs.
Related Party Transactions
     We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $2.0 million and $1.9 million for the combined year ended December 31, 2005 and the year ended December 31, 2004, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $17.1 million through 2014. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. See also “Item 13. Certain Relationships and Related Transactions.”
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

			Combined
			Year Ended
	Fiscal Year Ended December 31,		December 31,
	2003	2004	2005
Specialty hospital data(1):
Number of hospitals — start of period	72	83	86
Number of hospital start-ups	8	4	—
Number of hospitals acquired	4	—	17
Number of hospitals closed	(1)	(1)	(2)

Number of hospitals — end of period	83	86	101

Available licensed beds	3,204	3,403	3,829
Admissions	27,620	33,523	39,963
Patient days	722,231	816,898	985,025
Average length of stay (days)	26	24	25
Net revenue per patient day(2)	$1,173	$1,306	$1,357
Occupancy rate	70%	67%	70%
Percent patient days — Medicare	76%	74%	75%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	578	656	604
Number of clinics acquired	125	4	—
Number of clinic start-ups	27	20	22
Number of clinics closed/sold	(74)	(76)	(59)

Number of clinics owned — end of period	656	604	567
Number of clinics managed — end of period	32	36	41

Total number of clinics (all) — end of period	688	640	608

Number of visits	4,027,768	3,810,284	3,518,740
Net revenue per visit(4)	$87	$90	$90

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data has been restated to remove the clinics operated by CBIL, which is being reported as a discontinued operation. CBIL operated 102, 101 and 109 clinics at December 31, 2003, 2004 and 2005, respectively.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.
Results of Operations
     The following table presents the combined consolidated statement of operations for the year ended December 31, 2005. The financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined year ended December 31, 2005.

			Year Ended
			December 31,
			2005
	Predecessor	Successor	Combined
Net operating revenues	$277,736	$1,580,706	$1,858,442

		(in thousands)

Costs and expenses:
Cost of services	217,133	1,244,183	1,461,316
Stock compensation expense	142,213	10,312	152,525
Long-term incentive compensation	—	14,453	14,453
General and administrative	7,484	34,907	42,391
Bad debt expense	6,588	18,213	24,801
Depreciation and amortization	5,933	37,922	43,855

Total costs and expenses	379,351	1,359,990	1,739,341

Income (loss) from operations	(101,615)	220,716	119,101

Other income and expense:
Loss on early retirement of debt	42,736	—	42,736
Merger related charges	12,025	—	12,025
Other income	(267)	(3,018)	(3,285)
Interest income	(523)	(767)	(1,290)
Interest expense	4,651	83,752	88,403

Income (loss) before minority interests and income taxes	(160,237)	140,749	(19,488)
Minority interest in consolidated subsidiary companies	330	1,776	2,106

Income (loss) before income taxes	(160,567)	138,973	(21,594)
Income tax expense (benefit)	(59,794)	56,470	(3,324)

Income (loss) from continuing operations	(100,773)	82,503	(18,270)
Income from discontinued operations, net of tax	522	3,072	3,594

Net income (loss)	$(100,251)	$85,575	$(14,676)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Fiscal Year Ended December 31,		Combined Year Ended December 31,
	2003	2004	2005(1)
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(2)	79.8	77.8	78.6
Stock compensation expense	—	—	8.2
Long-term incentive compensation	—	—	0.8
General and administrative	3.3	2.9	2.3
Bad debt expense	3.8	3.0	1.3
Depreciation and amortization	2.5	2.4	2.4

Income from operations	10.6	13.9	6.4
Loss on early retirement of debt	—	—	2.3
Merger related charges	—	—	0.7
Equity in earnings from joint ventures	(0.1)	—	—
Other income	—	(0.1)	(0.2)
Interest expense, net	1.9	1.9	4.7

Income (loss) from continuing operations before minority interests and income taxes	8.8	12.1	(1.1)
Minority interests	0.1	0.2	0.1

Income (loss) from continuing operations before income taxes	8.7	11.9	(1.2)
Income tax (benefit)	3.4	4.8	(0.2)

Income (loss) from continuing operations	5.3	7.1	(1.0)
Income from discontinued operations, net of tax	0.3	0.3	0.2

Net income (loss)	5.6%	7.4%	(0.8)%

     The following table summarizes selected financial data by business segment, for the periods indicated:

			Combined
			Year
			Ended	%	%
	Fiscal Year Ended		December	Change	Change
	December 31,		31,	2003-	2004-
	2003	2004	2005	2004	2005
(in thousands)
Net operating revenues:
Specialty hospitals	$849,260	$1,089,538	$1,370,320	28.3%	25.8%
Outpatient rehabilitation	478,553	498,830	480,711	4.2	(3.6)
Other(4)	13,844	13,156	7,411	(5.0)	(43.7)

Total company	$1,341,657	$1,601,524	$1,858,442	19.4%	16.0%

Income (loss) from operations:
Specialty hospitals	$129,861	$216,803	$280,206	67.0%	29.2%
Outpatient rehabilitation	53,159	57,777	56,052	8.7	(3.0)
Other(4)	(40,840)	(52,075)	(217,157)	(27.5)	(317.0)

Total company	$142,180	$222,505	$119,101	56.5%	(46.5)%

Adjusted EBITDA:(3)
Specialty hospitals	$145,650	$236,181	$307,339	62.2%	30.1%
Outpatient rehabilitation	66,378	71,562	65,957	7.8	(7.8)

			Combined
			Year
			Ended	%	%
	Fiscal Year Ended		December	Change	Change
	December 31,		31,	2003-	2004-
	2003	2004	2005	2004	2005
(in thousands)
Other(4)	(36,185)	(46,287)	(43,362)	(27.9)	6.3
Adjusted EBITDA margins:(3)
Specialty hospitals	17.2%	21.7%	22.4%	26.2%	3.2%
Outpatient rehabilitation	13.9	14.3	13.7	2.9	(4.2)
Other(4)	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$512,956	$520,572	$1,652,532
Outpatient rehabilitation	365,534	318,180	293,720
Other	200,508	274,969	217,117

Total company	$1,078,998	$1,113,721	$2,163,369

Purchases of property and equipment, net:
Specialty hospitals	$22,559	$23,320	$102,321
Outpatient rehabilitation	8,514	5,885	3,750
Other	4,779	3,421	3,875

Total company	$35,852	$32,626	$109,946

     The following table reconciles net income to Adjusted EBITDA for the Company, and provides the calculation of Adjusted EBITDA margin for each of the periods presented:

			Combined
			Year
			Ended
	Fiscal Years Ended		December
	December 31,		31,
	2003	2004	2005(1)
		(in thousands)
Net income (loss)	$74,471	$118,184	$(14,676)
Income from discontinued operations	(3,865)	(4,458)	(3,594)
Minority interest	1,661	2,608	2,106
Merger related charges	—	—	12,025
Loss on early retirement of debt	—	—	42,736
Equity in income from joint ventures	(824)	—	—
Other income	—	(1,096)	(3,285)
Income tax expense (benefit)	46,238	76,551	(3,324)
Interest expense, net	24,499	30,716	87,113
Depreciation and amortization	33,663	38,951	43,855
Long term incentive compensation	—	—	14,453
Stock compensation expense	—	—	152,525

Adjusted EBITDA(3)	$175,843	$261,456	$329,934

Net revenue	$1,341,657	$1,601,524	$1,858,442
Adjusted EBITDA margin (3)	13.1%	16.3%	17.8%

     The following tables reconcile same hospitals information:

	Twelve Months Ended
	December 31,
	2003	2004
	(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$849,260	$1,089,538
Less: Specialty hospitals opened, acquired or closed after 1/1/03	66,014	222,049

Specialty hospitals same store net operating revenue	$783,246	$867,489

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$145,650	$236,181
Less: Specialty hospitals opened, acquired or closed after 1/1/03	2,897	46,813

Specialty hospitals same store Adjusted EBITDA(3)	$142,753	$189,368

All specialty hospitals Adjusted EBITDA margin(3)	17.2%	21.7%
Specialty hospitals same store Adjusted EBITDA margin(3)	18.2%	21.8%

	Twelve Months Ended
	December 31,
	2004	2005(1)
	(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,089,538	$1,370,320
Less: Specialty hospitals opened, acquired or closed after 1/1/04	30,754	218,837

Specialty hospitals same store net operating revenue	$1,058,784	$1,151,483

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$236,181	$307,339
Less: Specialty hospitals opened, acquired or closed after 1/1/04	(4,591)	34,095

Specialty hospitals same store Adjusted EBITDA(3)	$240,772	$273,244

All specialty hospitals Adjusted EBITDA margin(3)	21.7%	22.4%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.7%	23.7%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined year ended December 31, 2005.

(2)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, equity in income from joint ventures, merger related charges, stock compensation expense, long-term incentive compensation, other income and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 13 to our audited consolidated financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

(4)	Other includes the company’s general and administrative services, as well as businesses associated with the sale of home medical equipment, orthotics, prosthetics, and infusion/intravenous services.

Combined Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net Operating Revenues
     Our net operating revenues increased by 16.0% to $1,858.4 million for the combined year ended December 31, 2005 compared to $1,601.5 million for the year ended December 31, 2004.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 25.8% to $1,370.3 million for the combined year ended December 31, 2005 compared to $1,089.5 million for the year ended December 31, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both years increased 8.8% to $1,151.5 million for the combined year ended December 31, 2005 from $1,058.8 million for the year ended December 31, 2004. This increase resulted from both an increase in our patient days and higher net revenue per patient day. Our patient days for these hospitals increased 5.0% and our occupancy percentage increased to 72% for the combined year ended December 31, 2005 compared to 69% for the year ended December 31, 2004. The remaining increase of $188.1 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $172.5 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 3.6% to $480.7 million for the combined year ended December 31, 2005 compared to $498.8 million for the year ended December 31, 2004. The number of patient visits in our outpatient rehabilitation clinics declined 7.7% for the combined year ended December 31, 2005 to 3,518,740 visits compared to 3,810,284 visits for the year ended December 31, 2004. The decrease in net operating revenues and patient visits was principally related to a 6.1% decline in the number of clinics we operate and a 1.6% decline in the volume of visits per clinic. Net revenue per visit in these clinics was $90 in both 2005 and 2004. Offsetting the net operating revenue decline in our outpatient rehabilitation clinics were increases in our contract services revenues.
     Other. Our other revenues were $7.4 million for the combined year ended December 31, 2005 compared to $13.2 million for the year ended December 31, 2004. These revenues are principally related to the sales of orthotics, prosthetics, home medical equipment, and infusion/intravenous services. In May 2005 we sold the assets of our home medical equipment and infusion/intravenous service business, which resulted in the reduction in our other revenues.
Operating Expenses
     Our operating expenses increased by 14.1% to $1,528.5 million for the combined year ended December 31, 2005 compared to $1,340.1 million for the year ended December 31, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of SemperCare facilities on January 1, 2005. As a percentage of our net operating revenues, our operating expenses were 82.2% for the combined year ended December 31, 2005 compared to 83.7% for the year ended December 31, 2004. Cost of services as a percentage of operating revenues was 78.6% for the combined year ended December 31, 2005 compared to 77.8% for the year ended December 31, 2004. This increase was due to higher labor and operating costs in our outpatient division combined with higher non-labor costs in our hospitals. Another component of cost of services is facility rent expense, which was $81.6 million for the combined year ended December 31, 2005 compared to $75.6 million for the year ended December 31, 2004. This increase is principally related to the SemperCare hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.3% for the combined year ended December 31, 2005 from 2.9% for the year ended December 31, 2004. This decrease in general and administrative expenses is the result of a decline in our expense for abandoned hospital development projects in 2005. Our bad debt expense as a percentage of net operating revenues was 1.3% for the combined year ended December 31, 2005 compared to 3.0% for the year ended December 31, 2004. This decrease in bad debt expense resulted from continued improvement in our collection of non-Medicare accounts receivable.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 30.1% to $307.3 million for the combined year ended December 31, 2005 compared to $236.2 million for the year ended December 31, 2004. Our Adjusted EBITDA margins increased to 22.4% for the combined year ended December 31, 2005 from 21.7% for the year ended December 31, 2004. The hospitals opened before January 1, 2004 and operated throughout both years had Adjusted EBITDA of $273.2 million, an increase of 13.5% over the Adjusted EBITDA of these hospitals in 2004. The increase in same store hospitals’ Adjusted EBITDA resulted primarily from an increase in net revenue per patient day and patient days. Additionally, during 2005 we recorded a one-time benefit of $3.8 million due to the reversal of an accrued patient care liability as a result of the termination of this obligation. Our Adjusted EBITDA margin in these same store hospitals increased to 23.7% for the combined year ended December 31, 2005 from 22.7% for the year ended December 31, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 7.8% to $66.0 million for the combined year ended December 31, 2005 compared to $71.6 million for the year ended December 31, 2004. Our Adjusted EBITDA margins declined to 13.7% for the combined year ended December 31, 2005 from 14.3% for the year ended December 31, 2004. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes, described under—“Net Operating Revenue -Outpatient Rehabilitation” above, combined with higher labor costs.
     Other. The Adjusted EBITDA loss, which primarily includes our general and administrative expenses, was $43.4 million for the combined year ended December 31, 2005 compared to a loss of $46.3 million for the year ended December 31, 2004. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
Stock Compensation Expense
     In connection with the Merger, Holdings, our parent, granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, Holdings also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the Successor period was $10.3 million. Additionally, during the Predecessor period of January 1, 2005 through February 25, 2005 all of our then outstanding stock options were redeemed in accordance with the Merger agreement. This resulted in a charge of $142.2 million.
Long-term Incentive Compensation
     As a result of the special dividend of $175.0 million paid to Holdings’ preferred stockholders on September 29, 2005, certain members of senior management of the Company became entitled to a payment of $14.5 million under the terms of Holdings’ long-term incentive compensation plan.
Income (Loss) from Operations
     For the combined year ended December 31, 2005 we experienced income from operations of $119.1 million compared to income from operations of $222.5 million for the year ended December 31, 2004. The lower income from operations experienced for the combined year ended December 31, 2005 resulted from the significant stock compensation costs related to the Merger of $152.5 million and an increase in depreciation and amortization of $4.9 million, offset by the Adjusted EBITDA increases described above. The stock compensation expense was comprised of $142.2 million related to the cancellation of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $10.3 million of stock compensation expense related to shares of restricted stock that were issued in the Successor period of February 25, 2005 through December 31, 2005.
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
Interest Expense
     Interest expense increased by $55.1 million to $88.4 million for the combined year ended December 31, 2005 from $33.3 million for the year ended December 31, 2004. The increase in interest expense is due to the higher debt levels outstanding in the Successor period of February 25, 2005 through December 31, 2005. During this Successor period we had approximately $1.0 billion in additional debt compared to the same period in 2004.
Minority Interests
     Minority interests in consolidated earnings was $2.1 million for the combined year ended December 31, 2005 compared to $2.6 million for the year ended December 31, 2004.
Income Taxes
     We recorded income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory federal rate of 35% and a state rate of 2.2%. The federal tax benefit was carried forward and used to offset our federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $56.5 million for the Successor period of February 25, 2005 through December 31, 2005. The expense represented an effective tax rate of 40.6%. For the year ended December 31, 2004 we recorded income tax expense of $76.6 million. This expense represented an effective tax rate of 40.2%.
Income from Discontinued Operations, Net of Tax

     On March 1, 2006, we sold our wholly-owned subsidiary Canadian Back Institute Limited (“CBIL”) for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
     On September 27, 2004 we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility for $11.6 million, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Net Operating Revenues
     Our net operating revenues increased by 19.4% to $1,601.5 million for the year ended December 31, 2004 compared to $1,341.7 million for the year ended December 31, 2003.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 28.3% to $1,089.5 million for the year ended December 31, 2004 compared to $849.3 million for the year ended December 31, 2003. Net operating revenues for the specialty hospitals opened before January 1, 2003 and operated by us throughout both periods increased 10.8% to $867.5 million for the year ended December 31, 2004 from $783.2 million for the year ended December 31, 2003. This increase resulted primarily from higher net revenue per patient day, offset by a decline in our patient days and occupancy rates. Our patient days and occupancy rates declined primarily as a result of additional admissions criteria implemented in our long-term acute care hospitals. The remaining increase of $155.9 million resulted from the acquisition of the Kessler facilities, which contributed $96.3 million of net revenue growth, and the internal development of new specialty hospitals that commenced operations in 2003 and 2004.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 4.2% to $498.8 million for the year ended December 31, 2004 compared to $478.6 million for the year ended December 31, 2003. The increase in net operating revenues was principally related to the acquisition of the Kessler operations. The number of patient visits in our outpatient rehabilitation clinics declined 5.4% for the year ended December 31, 2004 to 3,810,284 visits compared to 4,027,768 visits for the year ended December 31, 2003. Net revenue per visit in these clinics was $90 in 2004 compared to $87 in 2003. Excluding the effects of the Kessler operations in both periods, visits declined 11.0%. The majority of this decline is related to clinic closures. In addition, during the first and second quarters of 2004 various market factors such as elimination of unprofitable contracts and competition from referring physicians who are now developing their own rehabilitation therapy practices contributed to the decline.
     Other. Our other revenues declined to $13.2 million for the year ended December 31, 2004 compared to $13.8 million for the year ended December 31, 2003. The principal reason for the decline is the conversion of our long-term acute care hospitals to LTCH-PPS and the associated changes in how we get reimbursed for the services which was $8.7 million in 2003. The decline was offset by revenues related to the Kessler other businesses that are now being reported under this category. These businesses generated approximately $7.9 million of incremental net operating revenues in 2004. See “— Critical Accounting Matters — Sources of Revenue” for a further discussion of this change.
Operating Expenses

     Our operating expenses increased by 15.0% to $1,340.1 million for the year ended December 31, 2004 compared to $1,165.8 million for the year ended December 31, 2003. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of Kessler and the internal development of new specialty hospitals that commenced operations in 2003 and 2004. As a percentage of our net operating revenues, our operating expenses were 83.7% for the year ended December 31, 2004 compared to 86.9% for the year ended December 31, 2003. Cost of services as a percentage of operating revenues decreased to 77.8% for the year ended December 31, 2004 from 79.8% for the year ended December 31, 2003. These costs primarily reflect our labor expenses. This decrease resulted because we experienced a larger rate of growth in our specialty hospital revenues compared to the growth in our specialty hospital cost of services. Another component of cost of services is facility rent expense, which was $75.6 million for the year ended December 31, 2004 compared to $68.0 million for the year ended December 31, 2003. This increase is principally related to our new hospitals that opened during 2003 and 2004 and the rent expense for the acquired Kessler clinics. During the same time period, general and administrative expense as a percentage of net operating revenues declined to 2.9% for the year ended December 31, 2004 from 3.3% for the year ended December 31, 2003. This decrease in general and administrative expenses as a percentage of net operating revenue is the result of a growth in net operating revenues that exceeded the growth in our general and administrative costs. Our bad debt expense as a percentage of net operating revenues was 3.0% for the year ended December 31, 2004 compared to 3.8% for the year ended December 31, 2003. This decrease in bad debt expense resulted from an improvement in the composition and aging of our accounts receivable.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 62.2% to $236.2 million for the year ended December 31, 2004 compared to $145.7 million for the year ended December 31, 2003. Our Adjusted EBITDA margins increased to 21.7% for the year ended December 31, 2004 from 17.2% for the year ended December 31, 2003. The hospitals opened before January 1, 2003 and operated throughout both periods had Adjusted EBITDA of $189.4 million, an increase of 32.7% over the Adjusted EBITDA of these hospitals in 2003. This increase in same store hospitals’ Adjusted EBITDA resulted from an increase in revenue per patient day that exceeded our increase in cost per patient day. Our Adjusted EBITDA margin in these same store hospitals increased to 21.8% for the year ended December 31, 2004 from 18.2% for the year ended December 31, 2003.
     Outpatient Rehabilitation. Adjusted EBITDA increased by 7.8% to $71.6 million for the year ended December 31, 2004 compared to $66.4 million for the year ended December 31, 2003. Our Adjusted EBITDA margins increased to 14.3% for the year ended December 31, 2004 from 13.9% for the year ended December 31, 2003. This Adjusted EBITDA margin increase was primarily the result of three factors. First, the acquired Kessler outpatient operations experienced negative margins in 2003, which had the effect of lowering the overall margins for the segment in 2003. We consolidated or closed many of the underperforming clinics in 2004. Second, we experienced lower bad debt expense in 2004. Third, the increases previously described were offset by an increase in labor costs due to increased competition for hiring therapists.
     Other. The Adjusted EBITDA loss was $46.3 million for the year ended December 31, 2004 compared to a loss of $36.2 million for the year ended December 31, 2003. This increase in the Adjusted EBITDA loss was primarily the result of the decline in hospital reimbursements for corporate support costs of $8.7 million (See “— Critical Accounting Matters — Sources of Revenue”) and an increase in our general and administrative expenses of $1.4 million.
Income from Operations

     Income from operations increased 56.5% to $222.5 million for the year ended December 31, 2004 compared to $142.2 million for the year ended December 31, 2003. The increase in income from operations resulted from the Adjusted EBITDA increases described above, and was offset by an increase in depreciation and amortization expense of $5.3 million. The increase in depreciation and amortization expense resulted primarily from the additional depreciation associated with acquired Kessler assets, the amortization of the Kessler non-compete agreement, and increases in depreciation on fixed asset additions that are principally related to new hospital and clinic development.
     Interest Expense
     Interest expense increased by $7.9 million to $33.3 million for the year ended December 31, 2004 from $25.4 million for the year ended December 31, 2003. The increase in interest expense is due to the higher debt levels outstanding in 2004 compared to 2003 resulting from the issuance of $175.0 million of 7 1/2 % senior subordinated notes due 2013 on August 12, 2003, offset by a reduction in borrowings under our senior credit facility. The lower debt levels on our senior credit facility resulted from scheduled term amortization payments and principal pre-payments. All repayments have been made with cash flows generated through operations.
     Minority Interests
     Minority interests in consolidated earnings increased to $2.6 million for the year ended December 31, 2004 compared to $1.7 million for the year ended December 31, 2003. This increase is the result of the improved profitability of these jointly owned entities.
     Income Taxes
     We recorded income tax expense of $76.6 million for the year ended December 31, 2004. The expense represented an effective tax rate of 40.2%. We recorded income tax expense of $46.2 million for the year ended December 31, 2003. This expense represented an effective tax rate of 39.6%. The increase in the tax rate is the result of a larger portion of our net income in states with higher tax rates and the non-deductibility of certain expenses.
Liquidity and Capital Resources
     Combined Year Ended December 31, 2005 and Years Ended December 31, 2004 and 2003
     Operating activities generated $64.1 million, $174.3 million, and $246.2 million in cash during the combined year ended December 31, 2005 and the years ended December 31, 2004 and 2003, respectively. For 2005, our operating cash flow includes $186.0 million in cash expenses related to the Merger. Our days sales outstanding were 52 days at December 31, 2005. This is an increase of 4 days from December 31, 2004. The increase in days sales outstanding is primarily the result of a change in the way Medicare calculates our Periodic Interim Payments in our Specialty Hospitals. Medicare changed from a per day based calculation to a discharged based calculation to better align the Periodic Interim Payment methodology with the current discharge based reimbursement system. As a result, we are no longer receiving a periodic payment for those patients that have not yet been discharged. The significant cash flow experienced in 2004 and 2003 is attributable to improved operating income and significant reductions in our accounts receivable days outstanding. Our accounts receivable days outstanding were 48 days at December 31, 2004 and 52 days at December 31, 2003. This reduction has resulted from improvements we implemented in our business office operations which includes a focused effort to resolve problematic accounts in a timely manner and improved pre-admission policies to validate insurance coverage.

     Investing activities used $220.8 million, $29.0 million and $261.5 million of cash flow for the combined year ended December 31, 2005 and the years ended December 31, 2004 and 2003, respectively. Of this amount, we incurred earnout and acquisition related payments of $111.6 million, $4.9 million and $228.2 million, respectively in 2005, 2004 and 2003. In 2005, the SemperCare acquisition accounted for $105.1 million of the $111.6 million acquisition payments. The Kessler acquisition costs, net of cash acquired, of $223.9 million comprise most of the 2003 expenditures. The remaining acquisition payments relate primarily to small acquisitions of outpatient businesses. The earnout payments related principally to obligations we assumed as part of our 1999 NovaCare acquisition. Investing activities also used cash for the purchases of property and equipment of $109.9 million, $32.6 million and $35.9 million in the combined twelve months of 2005, 2004 and 2003, respectively, which was related principally to new hospital development and construction. During 2005 we purchased five properties that will be used to relocate existing hospitals and one property for a new hospital. Each of these properties require additional improvements to be made before they become operational. Additionally during 2005 we began a major improvement and expansion of our rehabilitation hospital in West Orange, New Jersey. During 2004, we sold our only skilled nursing facility and our non-controlling interest in a rehabilitation hospital for $15.6 million.
     Financing activities used $55.4 million of cash for the combined year ended December 31, 2005. The principal financing activities were related to the Merger financing discussed below. The excess proceeds from the Transactions were used to pay Merger related costs, which include the cancellation and cash-out of outstanding stock options. Additionally, during 2005 we repaid $115.0 million of debt under our revolver and $4.4 million of our term loan. During 2005, we paid dividends of $10.0 million to Holdings which it used to fund interest payments on its debt. Cash overdrafts of $19.4 have provided additional financing cash.
     Financing activities used $64.0 million of cash for the year ended December 31, 2004. In 2004, this was principally due to the repurchase of our common stock in accordance with the stock repurchase program we announced on February 23, 2004. During 2004, we repurchased a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. Additionally, during 2004, we repaid all outstanding balances under our credit facility of $8.5 million and repaid $3.9 million of seller and other debt. Cash dividend payments in 2004 were $9.2 million. Additionally, during 2004 we had $18.6 million of cash flow from the issuance of common stock under our stock option plans.
     Financing activities provided $124.3 million of cash for the year ended December 31, 2003. During 2003, we sold $175.0 million of 7 1/2 % senior subordinated notes due 2013. The net proceeds from the sale were approximately $169.4 million after deducting discounts, commissions and expenses of the offering, and were used to finance a portion of the Kessler acquisition. Deferred financing costs associated with the offering were $5.9 million. During 2003, we repaid $65.6 million of credit facility debt and $3.7 million of seller and other debt. In December 2003, we declared and paid our company’s first ever common stock cash dividend of $0.03 per share, which resulted in an aggregate payment to our stockholders of $3.1 million. In 2003 we received $28.6 million of proceeds from the issuance of stock related to the exercise of employee stock options and stock warrants.
Capital Resources
     Net working capital was $88.4 million at December 31, 2005 compared to $313.7 million at December 31, 2004. This decrease in working capital was principally related to the use of cash to fund Merger costs, offset by an increase in accounts receivable.
     Net working capital increased to $313.7 million at December 31, 2004 compared to $188.4 million at December 31, 2003. This increase in working capital was principally related to an increase in cash and a reduction in amounts due to third party payors. The reduction in amounts due to third-party payors was a result of filing and settling cost reports and refinements in the bi-weekly payments we receive from our Medicare fiscal intermediary related to our Medicare patients.
     In connection with the Merger, on February 24, 2005 we borrowed $780.0 million under a new $880.0 million senior secured credit facility and issued $660.0 million 7 5/8% senior subordinated notes. Since the Merger on February 24, 2005, we have repaid $119.4 million of senior secured credit facility debt as of December 31, 2005. At December 31, 2005 we had outstanding $1.3 billion in aggregate indebtedness, excluding $22.0 million of letters of credit, with approximately $193.0 million of additional borrowing capacity under Select’s existing senior secured credit facility. As a result, our liquidity requirements are significantly higher than they were before the Merger due to our increased debt service obligations.
     Our new senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	a $580.0 million term loan facility that matures on February 24, 2012.
     Proceeds of the term loans and $200.0 million of revolving loans, together with other sources of funds, were used to finance the Merger. Proceeds of the revolving loans borrowed after the closing date of the Merger, swingline loans and letters of credit are used for working capital and general corporate purposes.
     The interest rates per annum applicable to loans, other than swingline loans, under our new senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate will be the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for revolving loans is currently (1) 1.25% for alternate base rate loans and (2) 2.25% for adjusted LIBOR loans, subject to change based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. On June 13, 2005 we entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is being designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/8°% senior subordinated notes due 2015, which we assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of our wholly-owned subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Prior to February 1, 2008, we may at our option on one or more occasions with the net cash proceeds from certain equity offerings redeem the outstanding notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price of 107.625%, plus accrued and unpaid interest to the redemption date.
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
     On September 29, 2005, Holdings, our parent company, sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The floating rate notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. The net proceeds of the issuance of the floating rate notes, together with cash provided through a dividend from us, was used to reduce the amount of Holdings’ preferred stock, to make a payment to participants in Holdings’ long-term incentive plan, and to pay related fees and expenses. Our parent company is a holding company, and as such, will rely on our cash flow to service this obligation and the $150.0 million of 10% senior subordinated notes Holdings issued to consummate the Merger transaction.
     In connection with this borrowing by Holdings, we entered into an amendment to our senior credit facility. This amendment, among other things, permitted Holdings to incur this indebtedness and permits us to make distributions to Holdings to service its indebtedness. The amendment also permitted Holdings to use the net proceeds of the offering, and permitted us to make distributions to Holdings, to make the $175.0 million special dividend to its preferred stockholders and make a payment of $14.5 million to certain members of our senior management under Holdings’ long-term incentive compensation plan.
     We believe internally generated cash flows and borrowings of revolving loans under our new senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the recently enacted HIH regulations, we currently anticipate that we will need to relocate approximately 50% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that approximately 42% of our hospitals will not require a move and 8% of our hospitals will be closed. These relocation efforts will require us to make additional capital expenditures above historic levels. We currently expect to spend approximately $390 million on capital expenditures over the next four years, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At December 31, 2005, we have commitments under construction contracts related to improvements and renovations at ten of our long-term acute care properties and one of our inpatient rehabilitation facilities totaling $44.0 million.
     We relocated one of our HIH hospitals to a free-standing building in the fourth quarter of 2005. We also continue to evaluate opportunities to develop new long-term acute care hospitals, primarily in settings where the new HIH regulations would have little or no impact, such as in free-standing buildings. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth. From time to time, we also intend to evaluate specialty hospital acquisition opportunities that may enhance the scale of our business and expand our geographic reach.
     Commitments and Contingencies
     The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year
Contractual Obligations	Total	2006	2007-2009	2010-2011	After 2011
	(in thousands)
7 5/8% Senior Subordinated Notes	$660,000	$—	$—	$—	$660,000
Senior Secured Credit Facility	660,650	5,800	17,400	637,450	—
Seller Notes	899	355	544	—	—
Capital Lease Obligations	359	197	162	—	—
Other Debt Obligations	372	164	208	—	—

Total Debt	1,322,280	6,516	18,314	637,450	660,000
Interest (1)	679,718	90,972	270,543	161,609	156,594
Letters of Credit Outstanding	21,981	50	—	21,931	—
Purchase Obligations	5,469	2,400	3,069	—	—
Construction Contracts	43,958	43,958	—	—	—
Naming, Promotional and Sponsorship Agreement	61,327	2,445	7,679	5,421	45,782
Operating Leases	199,556	73,020	106,476	17,814	2,246
Related Party Operating Leases	17,118	1,963	5,836	3,587	5,732

Total Contractual Cash Obligations	$2,351,407	$221,324	$411,917	$847,812	$870,354

(1)	The interest obligation was calculated using the average interest rate for the quarter ended December 31, 2005 of 6.158% for the senior credit facility, the stated interest rate for the 7 5/8% senior subordinated notes and 6.0% for seller notes, capital lease obligations and other debt obligations.

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
Interest Rate Risks
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our new senior secured credit facility. As of December 31, 2005 we had $575.7 million in term loans outstanding and $85.0 million of revolving loans outstanding under our new senior secured credit facility, each bearing interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in interest expense on our new term loans. Our new revolving loan facility provides for borrowings of up to $300.0 million. Assuming an outstanding balance of $85.0 million is drawn on our revolver, each eighth point change in interest rates would result in a $0.1 million change in interest expense on our new revolving loan facility.
Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.
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
     In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this statement are effective for us beginning at our next annual reporting period beginning January 1, 2006, however, we have adopted SFAS No. 123R in the Successor period beginning on February 25, 2005. The adoption of SFAS No. 123R had an immaterial impact on our financial position and results of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility. As of December 31, 2005 we had $575.7 million in term loans outstanding and $85.0 million of revolving loans outstanding under our senior secured credit facility, each bearing interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in interest expense on our new term loans. Our new revolving loan facility provides for borrowings of up to $300.0 million. Assuming an outstanding balance of $85.0 million is drawn on our revolver, each eighth point change in interest rates would result in a $0.1 million change in interest expense on our new revolving loan facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors
     Holdings and our company have identical boards of directors. The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position(s)
Rocco A. Ortenzio	73	Director and Executive Chairman
Robert A. Ortenzio	48	Director and Chief Executive Officer
Russell L. Carson	62	Director
David S. Chernow	49	Director
Bryan C. Cressey	56	Director
James E. Dalton, Jr.	63	Director
Thomas A. Scully	48	Director
Leopold Swergold	65	Director
Sean M. Traynor	37	Director
Patricia A. Rice	59	President and Chief Operating Officer
David W. Cross	59	Senior Vice President and Chief Development Officer
S. Frank Fritsch	54	Senior Vice President, Human Resources
Martin F. Jackson	51	Senior Vice President and Chief Financial Officer
James J. Talalai	44	Senior Vice President and Chief Information Officer
Michael E. Tarvin	45	Senior Vice President, General Counsel and Secretary
Scott A. Romberger	45	Vice President, Controller and Chief Accounting Officer
     Set forth below is a brief description of the business experience of each of our directors and executive officers:
     Rocco A. Ortenzio co-founded our company and has served as Executive Chairman since September 2001. He became a director of Holdings upon consummation of the Transactions. He served as Chairman and Chief Executive Officer from February 1997 until September 2001. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Chief Executive Officer.

     Robert A. Ortenzio co-founded our company and has served as a director since February 1997. He became a director of Holdings upon consummation of the Transactions. Mr. Ortenzio has served as our Chief Executive Officer since January 1, 2005 and as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. He was an Executive Vice President and a director of Horizon/ CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Executive Chairman.
     Russell L. Carson has served as a director since February 1997 and became a director of Holdings upon consummation of the Transactions. He co-founded Welsh, Carson, Anderson & Stowe in 1978 and has focused on healthcare investments. Mr. Carson has been a general partner of Welsh, Carson, Anderson & Stowe since 1979. Welsh, Carson, Anderson & Stowe has created 14 institutionally funded limited partnerships with total capital of more than $13 billion and has invested in more than 200 companies. Before co-founding Welsh, Carson, Anderson & Stowe, Mr. Carson was employed by Citicorp Venture Capital Ltd., a subsidiary of Citigroup, Inc., and served as its Chairman and Chief Executive Officer from 1974 to 1978.
     David S. Chernow served as a director from January 2002 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. Since July 2001, Mr. Chernow has served as the President and Chief Executive Officer of Junior Achievement, Inc., a nonprofit organization dedicated to the education of young people. From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded America Oncology Resources (AOR) in 1992 and served as its Chief Development Officer until the time of the merger which created US Oncology in 1999.
     Bryan C. Cressey has served as a director since February 1997 and became a director of Holdings upon consummation of the Transactions. He has been a partner at Thoma Cressey Equity Partners since its founding in June 1998 and prior to that time was a principal, partner and co-founder of Golder, Thoma, Cressey and Rauner, the predecessor of GTCR Golder Rauner, LLC, since 1980. He also serves as a director and chairman of Belden CDT Inc. and several private companies.
     James E. Dalton, Jr. served as a director since December 2000 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. Since January 1, 2006, Mr. Dalton has been Chairman of Signature Hospital Corporation. Since 2001, Mr. Dalton has served as President of Edinburgh Associates, Inc. Mr. Dalton served as President, Chief Executive Officer and as a director of Quorum Health Group, Inc. from May 1, 1990 until it was acquired by Triad Hospitals, Inc. in April 2001. Prior to joining Quorum, he served as Regional Vice President, Southwest Region for HealthTrust, Inc., as division Vice President of HCA, and as Regional Vice President of HCA Management Company. He also serves on the board of directors of U.S. Oncology, Inc. He serves as a Trustee for the Universal Health Services Realty Income Trust. Mr. Dalton is a Fellow of the American College of Healthcare Executives.
     Thomas A. Scully has been a director of our company since February 2004 and became a director of Holdings upon consummation of the Transactions. Since January 1, 2004, he has served as Senior Counsel to the law firm of Alston & Bird and as a General Partner with Welsh, Carson Anderson & Stowe. From May 2001 to December 2003, Mr. Scully served as Administrator of the Centers for Medicare & Medicaid Services, or CMS. CMS is responsible for the management of Medicare, Medicaid, SCHIP and other national healthcare initiatives. Before joining CMS, Mr. Scully served as President and Chief Executive Officer of the Federation of American Hospitals from January 1995 to May 2001.

     Leopold Swergold served as a director from May 2001 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. In 1983, Mr. Swergold formed Swergold, Chefitz & Company, a healthcare investment banking firm. In 1989, Swergold, Chefitz & Company merged into Furman Selz, an investment banking firm, where Mr. Swergold served as Head of Healthcare Investment Banking and as a member of the board of directors. In 1997, Furman Selz was acquired by ING Groep N.V. of the Netherlands. From 1997 until 2004, Mr. Swergold was a Managing Director of ING Furman Selz Asset Management LLC, where he managed several healthcare investment funds. Mr. Swergold also serves on the Board of Trustees of Continuum Health Partners Inc., the holding company for the Beth Israel Medical Center, St. Luke’s — Roosevelt Medical Center and Long Island College Hospital. Mr. Swergold serves as a director of Financial Federal Corp., a New York Stock Exchange listed company.
     Sean M. Traynor joined our board of directors following the consummation of the Transactions and has been a director of Holdings since October 2004. Mr. Traynor is a general partner of Welsh, Carson, Anderson & Stowe where he focuses on investments in healthcare as well as the information and business services industries. Prior to joining Welsh Carson in April 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at BT Alex.Brown after spending three years with Coopers & Lybrand. Mr. Traynor earned his bachelor’s degree from Villanova University in 1991 and his MBA from the Wharton School of Business in 1996. He also serves as a director of Renal Advantage Inc. and AGA Medical Corporation.
     Patricia A. Rice has served as our President and Chief Operating Officer since January 1, 2005. Prior thereto, she served as our Executive Vice President and Chief Operating Officer since January 2002 and as our Executive Vice President of Operations from November 1999 to January 2002. She served as Senior Vice President of Hospital Operations from December 1997 to November 1999. She was Executive Vice President of the Hospital Operations Division for Continental Medical Systems, Inc. from August 1996 until December 1997. Prior to that time, she served in various management positions at Continental Medical Systems, Inc. from 1987 to 1996.
     David W. Cross has served as our Senior Vice President and Chief Development Officer since December 1998. Before joining us, he was President and Chief Executive Officer of Intensiva Healthcare Corporation from 1994 until we acquired it. Mr. Cross was a founder, the President and Chief Executive Officer, and a director of Advanced Rehabilitation Resources, Inc., and served in each of these capacities from 1990 to 1993. From 1987 to 1990, he was Senior Vice President of Business Development for RehabCare Group, Inc., a publicly traded rehabilitation care company, and in 1993 and 1994 served as Executive Vice President and Chief Development Officer of RehabCare Group, Inc. Mr. Cross currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice health care company.
     S. Frank Fritsch has served as our Senior Vice President of Human Resources since November 1999. He served as our Vice President of Human Resources from June 1997 to November 1999. Prior to June 1997, he was Senior Vice President — Human Resources for Integrated Health Services from May 1996 until June 1997. Prior to that time, Mr. Fritsch was Senior Vice President — Human Resources for Continental Medical Systems, Inc. from August 1992 to April 1996. From 1980 to 1992, Mr. Fritsch held senior human resources positions with Mercy Health Systems, Rorer Pharmaceuticals, ARA Mark and American Hospital Supply Corporation.
     Martin F. Jackson has served as our Senior Vice President and Chief Financial Officer since May 1999. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L’Nard Associates. He also serves as a director of several private companies.

     James J. Talalai has served as our Senior Vice President and Chief Information Officer since August 2001. He joined our company in May 1997 and served in various leadership capacities within Information Services. Prior to his tenure with Select, Mr. Talalai was Director of Information Technology for Horizon/CMS Healthcare Corporation from 1995 to 1997. He also served as Data Center Manager at Continental Medical Systems, Inc. in the mid-1990s. During his career, Mr. Talalai has held development positions with PHICO Insurance Company and with Harrisburg HealthCare. Mr. Talalai currently serves as Chairman of Information Technology Board of Advisors at the Penn State Harrisburg campus.
     Michael E. Tarvin has served as our Senior Vice President, General Counsel and Secretary since November 1999. He served as our Vice President, General Counsel and Secretary from February 1997 to November 1999. He was Vice President — Senior Counsel of Continental Medical Systems from February 1993 until February 1997. Prior to that time, he was Associate Counsel of Continental Medical Systems from March 1992. Mr. Tarvin was an associate at the Philadelphia law firm of Drinker Biddle & Reath, LLP from September 1985 until March 1992.
     Scott A. Romberger has served as our Vice President and Controller since February 1997. In addition, he became Chief Accounting Officer in December, 2000. Prior to February 1997, he was Vice President — Controller of Continental Medical Systems from January 1991 until January 1997. Prior to that time, he served as Acting Corporate Controller and Assistant Controller of Continental Medical Systems from June 1990 and December 1988, respectively. Mr. Romberger is a certified public accountant and was employed by a national accounting firm from April 1985 until December 1988.
Board Committees
     Our board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.
     The compensation committee reviews and makes recommendations to the board regarding the compensation to be provided to our Executive Chairman, Chief Executive Officer and our directors. In addition, the compensation committee reviews compensation arrangements for our other executive officers. The compensation committee also administers our equity compensation plans.
     The audit committee reviews and monitors our corporate financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent auditors.
Director Compensation
     We do not pay cash compensation to our employee directors; however they are reimbursed for the expenses they incur in attending meetings of the board or board committees. Non-employee directors other than non-employee directors appointed by Welsh Carson and Thoma Cressey, receive cash compensation in the amount of $6,000 per quarter, and the following for all meetings attended other than audit committee meetings: $1,500 per board meeting, $300 per telephonic board meeting, $500 per committee meeting held in conjunction with a board meeting and $1,000 per committee meeting held independent of a board meeting. For audit committee meetings attended, all members receive the following: $2,000 per audit committee meeting and $1,000 per telephonic audit committee meeting. All non-employee directors are also reimbursed for the expenses they incur in attending meetings of the board or board committees.
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
Executive Compensation
     The following table sets forth the remuneration paid by us for the three fiscal years ended December 31, 2005 to the Chief Executive Officer and our four most highly compensated executive officers other than our Chief Executive Officer (“Named Executive Officers”):

					Long-Term Compensation Awards
	Annual Compensation				Awards		Payouts
				Other	Restricted	Securities
Name and				Annual	Stock	Underlying	LTIP	All Other
Principal Position	Year	Salary	Bonus	Compensation(1)	Awards	Options	Payouts	Compensation(2)
Rocco A. Ortenzio(3)	2005	$824,000	$1,648,000	$115,763	19,006,179	—	3,561,721	$—
Executive Chairman	2004	824,000	1,711,385	—		1,550,000		—
	2003	824,000	1,648,000	—		3,550,000		—
Robert A. Ortenzio(3)	2005	824,000	1,648,000	56,792	20,506,176	—	4,986,409	6,300
Chief Executive Officer	2004	824,000	1,711,385	—		1,250,000		5,948
	2003	824,000	1,648,000	—		2,060,000		4,531
Patricia A. Rice(3)	2005	592,250	740,000	94,452	6,538,361	—	2,137,032	6,800
President and Chief	2004	592,250	768,786	—		215,000		5,948
Operating Officer	2003	592,250	740,000	—		440,000		4,531
Martin F. Jackson	2005	371,315	464,000	—	3,269,181	—	997,282	6,300
Senior Vice President	2004	371,315	481,476	—		30,000		5,948
and Chief Financial Officer	2003	360,500	451,300	—		340,000		4,531
S. Frank Fritsch	2005	275,834	276,000	—	1,133,316	—	712,344	5,250
Senior Vice President,	2004	275,834	286,134	—		59,000		5,948
Human Resources	2003	267,800	268,000	—		123,500		4,531

(1)	The value of certain perquisites and other personal benefits is not included because it did not exceed for any officer in the table above the lesser of either $50,000 or 10% of the total annual salary and bonus reported for such officer.

(2)	All other compensation represents employer matching contributions to the 401(k) plan.

(3)	Other annual compensation represents the value of the personal flights on the Company’s corporate aircraft based on the aggregate incremental costs of such flights to the Company.

Option Grants In Last Fiscal Year
	Number of	Percent of Total
	Securities	Options
	Underlying	Granted to	Exercise		Grant Date
	Options	Employees in	Price per		Present
Name	Granted	2005	Share	Expiration Date	Value
Rocco A. Ortenzio	—	—	—	—	—
Robert A. Ortenzio	—	—	—	—	—
Patricia A. Rice	—	—	—	—	—
Martin F. Jackson	—	—	—	—	—
S. Frank Fritsch	—	—	—	—	—

Options Exercised in Last Year and Year-End Option Value Table(1)

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options Held at 2005		Options at 2005
			Year End		Year End
Number of
Options
Name	Exercised	Amount Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Rocco A. Ortenzio	—	—	—	—	—	—
Robert A. Ortenzio	17,020	$204,580	—	—	—	—
Patricia A. Rice	30,720	449,740	—	—	—	—
Martin F. Jackson	62,976	927,037	—	—	—	—
S. Frank Fritsch	—	—	—	—	—	—

(1)	All stock options outstanding under our Second Annual and Related 1997 Stock Option Plan were cancelled in connection with the Merger. Stock option holders received as consideration for such cancellation a cash payment equal to (i) $18.00 minus the exercise price of the option multiplied by (ii) the number of unexercised vested and unvested shares subject to the option.
Employment Agreements
     Set forth below is a brief description of the employment agreements and other compensation arrangements that we have with our Named Executive Officers.
     In March 2000, we entered into three-year employment agreements with three of our executive officers, Rocco A. Ortenzio, Robert A. Ortenzio and Patricia A. Rice. These agreements were amended on August 8, 2000, February 23, 2001, and, with respect to Rocco Ortenzio, April 24, 2001, and, with respect to Messrs. Rocco and Robert Ortenzio, September 17, 2001. Additionally, we further amended the employment agreements for Patricia A. Rice and Robert A. Ortenzio effective as of January 1, 2005 to change Ms. Rice’s title to President and Chief Operating Officer and change Mr. Ortenzio’s title to Chief Executive Officer. Under these agreements, Messrs. Rocco and Robert Ortenzio are to be paid an annual salary of $800,000 and Ms. Rice is to be paid a salary of $500,000, subject to adjustment by our board of directors. In addition, these executives are eligible for bonus compensation. The compensation committee has increased each of such executive’s salary on several occasions subsequent to entering their employment agreements. The employment agreements also provide that the executive officers will receive long-term disability insurance. In the event Rocco A. Ortenzio’s employment is terminated due to his disability, we must make salary continuation payments to him equal to 100% of his annual base salary for ten years after his date of termination or until he is physically able to become gainfully employed in an occupation consistent with his education, training and experience. We are also obligated to make disability payments to Robert A. Ortenzio and Patricia A. Rice for the same period; however, payments to them must equal 50% of their annual base salary. In addition, Rocco A. Ortenzio and Robert A. Ortenzio are each entitled to six weeks paid vacation. Patricia A. Rice is entitled to four weeks paid vacation.
     Under the terms of each of these executive officers’ employment agreements, their employment term began on March 1, 2000 and expired on March 1, 2003. At the end of each 12-month period beginning March 1, 2000, however, the term of each employment agreement automatically extends for an additional year unless one of the executives or we give written notice to the other not less than three months prior to the end of that 12-month period that we or they do not want the term of the employment agreement to continue. Each of these agreements was extended for an additional year on March 1 of 2001, 2002, 2003, 2004 and 2005. Thus, in the absence of written notice given by one of the executives or us, the remaining term of each employment agreement will be three years from each anniversary of March 1, 2000. In each employment agreement, for the term of the agreement and for two years after the termination of employment, the executive may not participate in any business that competes with us within a twenty-five mile radius of any of our hospitals or outpatient rehabilitation clinics. The executive also may not solicit any of our employees for one year after the termination of the executive’s employment.

     Each of these three employment agreements also contains a change of control provision. If, within the one-year period immediately following a change of control of Select, we terminate Rocco A. Ortenzio or Robert A. Ortenzio without cause or Rocco A. Ortenzio or Robert A. Ortenzio terminates his employment agreement for any reason, we are obligated to pay them a lump sum cash payment equal to their base salary plus bonus for the previous three completed calendar years. If, within the one-year period immediately following a change of control of Select, Patricia A. Rice terminates her employment for certain specified reasons or, within the five-year period immediately following a change of control, is terminated without cause, has her compensation reduced from that in effect prior to the change of control or is relocated to a location more than 25 miles from Mechanicsburg, Pennsylvania, we are obligated to pay her a lump sum cash payment equal to her base salary plus bonus for the previous three completed calendar years. In addition, if any of these executives are terminated within one year of a change of control, all of their unvested and unexercised stock options will vest as of the date of termination. A change in control is generally defined to include: (i) the acquisition by a person or group, other than our current stockholders who own 12% or more of the common stock, of more than 50% of our total voting shares; (ii) a business combination following which there is an increase in share ownership by any person or group, other than the executive or any group of which the executive is a part, by an amount equal to or greater than 33% of our total voting shares; (iii) our current directors, or any director elected after the date of the respective employment agreement whose election was approved by a majority of the then current directors, cease to constitute at least a majority of our board; (iv) a business combination following which our stockholders cease to own shares representing more than 50% of the voting power of the surviving corporation; or (v) a sale of substantially all of our assets other than to an entity controlled by our shareholders prior to the sale. Notwithstanding the foregoing, no change in control will be deemed to have occurred unless the transaction provides our stockholders with a specified level of consideration. Otherwise, if any of the executives’ services are terminated by us other than for cause or they terminate their employment for good reason, we are obligated to pay them a pro-rated bonus for the year of termination equal to the product of the target bonus established for that year, or if no target bonus is established the bonus paid or payable to them for the year prior to their termination, in either case multiplied by the fraction of the year of termination they were employed. In addition, we would also be obligated to pay these executives their base salary as of the date of termination for the balance of the term of the agreement and all vested and unexercised stock options will vest immediately. Upon completion of the Transactions, these executive officers entered into amendments to their employment agreements which contained acknowledgements that the Merger would not trigger any “change of control” payments under their employments agreements.
     In June 1997, we entered into a senior management agreement with S. Frank Fritsch, which remains in effect until terminated by either us or Mr. Fritsch. Under this agreement, Mr. Fritsch is entitled to an annual salary of $130,000, subject to adjustment from time to time by the compensation committee of our board of directors. The compensation committee has increased Mr. Fritsch’s salary on several occasions subsequent to entering that agreement. The compensation committee may also in its discretion award incentive compensation to Mr. Fritsch. Further, Mr. Fritsch is entitled to any employment and fringe benefits under our policies as they exist from time to time and which are made available to our senior executive employees. During the employment term and for two years after the termination of his employment, Mr. Fritsch may not solicit any of our customers or employees or participate in any business that competes with us in the United States.
     In March 2000, we entered into change of control agreements with Mr. Fritsch and Martin F. Jackson, which were each amended on February 23, 2001. These agreements provide that if within a five-year period immediately following a change of control of our company, we terminate Mr. Fritsch or Mr. Jackson without cause, reduce either of their compensation from that in effect prior to the change of control or relocate Mr. Fritsch or Mr. Jackson to a location more than 25 miles from Mechanicsburg, Pennsylvania, we are obligated to pay the affected individual a lump sum cash payment equal to his base salary plus bonus for the previous three completed calendar years. If at the time we terminate Mr. Fritsch or Mr. Jackson without cause or Mr. Fritsch or Mr. Jackson terminates his employment for good reason in connection with a change in control, Mr. Fritsch or Mr. Jackson has been employed by us for less than three years, we must pay the terminated individual three times his average total annual cash compensation (base salary and bonus) for his years of service. In addition, the agreements provide that all unvested stock options will vest upon termination. A change in control has the same definition as in the employment agreements of Rocco A. Ortenzio, Robert A. Ortenzio and Patricia A. Rice, as described above. Upon completion of the Transactions, Mr. Fritsch and Mr. Jackson entered into amendments to their change of control agreements which contained acknowledgements that the Merger would not trigger any “change of control” payments under their change of control agreements.
Restricted Stock and Option Plan
     Holdings adopted a 2005 Equity Incentive Plan which became effective contemporaneously with the consummation of the Transactions, which we refer to as the equity plan. On November 8, 2005, Holdings amended and restated the equity plan. The total number of shares of common stock available under the amended and restated equity plan for the grant of stock options is 22,724,598 shares in the aggregate, plus an additional amount calculated from time to time equal to 10% of Holdings’ total issued and outstanding shares of common stock in excess of 227,245,979; provided that not more than 25,000,000 shares are available for grant of incentive stock options under the amended and restated equity plan. The number of shares of stock available under the amended and restated equity plan for grants of restricted stock has been increased to 52,589,075 shares in the aggregate.
     Shares of common stock relating to expired or terminated options may again be subject to an option or award under the amended and restated equity plan, subject to limited restrictions, including any limitation required by the United States Internal Revenue Code of 1986, as amended (referred to below as the Code). In addition, upon the exercise of a stock option, the number of shares underlying the option will be added to the total number of shares with respect to which stock options may be granted; provided that all the applicable securities law requirements and listing requirements, if any, have been satisfied. The amended and restated equity plan provides for the grants of incentive stock options, within the meaning of Section 422 of the Code, to selected employees, and for grants of non-qualified stock options and awards and restricted stock awards to selected employees, directors or consultants. The purposes of the amended and restated equity plan are to attract and retain the best available personnel, provide additional incentives to our employees, directors and consultants and to promote the success of our business.
     The compensation committee of the board of directors of Holdings administers the amended and restated equity plan which, from and after the date Holdings registers any class of its equity securities under the Securities Exchange Act of 1934, as amended, will be comprised of at least two members of the board of directors who are non-employee directors and outside directors within the meaning of the Code. If there is no compensation committee, the board of directors, within the meaning of applicable securities laws, will administer the amended and restated equity plan. The administrator of the amended and restated equity plan has the authority to select participants to receive awards of stock options or restricted stock pursuant to the amended and restated equity plan. The administrator also has the authority to determine the time of receipt, the types of awards and number of shares covered by awards, and to establish the terms, conditions and other provisions of the awards under the amended and restated equity plan.
     In general, the exercise price of any stock option granted is set by the administrator, but in no event will be less than 100% of the fair market value of the underlying shares at the time of grant. Stock options may be subject to terms and conditions, including vesting provisions, set forth by the administrator. The exercise price of any incentive stock option granted to an employee who possesses more than 10% of the total combined voting power of all classes of our shares within the meaning of Section 422(b)(6) of the Code must be at least 110% of the fair market value of the underlying share at the time the option is granted. Furthermore, the aggregate fair market value of shares of common stock that may be exercisable for the first time under an incentive stock option by an employee during any calendar year may not exceed $100,000. The term of any incentive stock option cannot exceed ten years from the date of grant.
     Shares of restricted stock granted under the amended and restated equity plan may not be sold, assigned, transferred, pledged or otherwise encumbered by the participant until the satisfaction of conditions set by the administrator and may be subject to forfeiture or repurchase by our company prior to the satisfaction of conditions set by the administrator.
     The amended and restated equity plan will terminate ten years following its effective date but the board of directors of Holdings may terminate the amended and restated equity plan at any time in its sole discretion. The board of directors of Holdings may amend the amended and restated equity plan subject to restrictions requiring the approval of Welsh Carson.
     Pursuant to the amended and restated equity plan, on November 8, 2005 Holdings awarded to Rocco A. Ortenzio and Robert A. Ortenzio restricted stock awards in the amount of 3,750,000 and 5,250,000 shares of Holdings’ common stock, respectively. The restricted stock award granted to Rocco A. Ortenzio is not subject to vesting, and the restricted stock award granted to Robert A. Ortenzio is subject to ratable monthly vesting over a three-year period from the date of grant.
Non-Employee Director Plan
     On August 10, 2005 the board of directors of Holdings authorized a director stock option plan (the “Director Plan”) for non-employee directors, which was formally approved on November 8, 2005. 250,000 shares of Holdings’ common stock are reserved for awards under the Director Plan.
Long-Term Cash Incentive Plan
     On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan, which we refer to as the cash plan. The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. The purposes of the cash plan are to attract and retain key employees, motivate participating key employees to achieve the long-range goals of our company, provide competitive incentive compensation opportunities and further align the interests of participating key employees with Holdings’ stockholders.
     The compensation committee of the board of directors of Holdings administers the cash plan. If there is no compensation committee, the board of directors will administer the cash plan. The administrator of the cash plan has the authority, in its sole discretion, to select participants to receive awards of units. The administrator also has the authority to determine the time of receipt, the types of awards and number of units conveyed by awards, and to establish the terms, conditions and other provisions of the awards under the cash plan. Except as otherwise provided in a participant’s unit award agreement, a participant will forfeit all such units granted upon termination of employment for any reason other than for death or disability.
     Payment of cash benefits is based upon (i) the value of our company upon a change of control of Holdings or upon qualified initial public offering of Holdings or (ii) a redemption of Holdings’ preferred stock or special dividends paid on Holdings’ preferred stock. Until the occurrence of an event that would trigger the payment of cash on any outstanding units is deemed probable by us, no expense for any award is reflected in our financial statements.
     On August 10, 2005, the compensation committee of the board of directors of Holdings allocated the available units in the cash plan among the members of senior management of Holdings and the Company as follows:

Name of Executive	% Allocation of Cash Plan Units
Robert A. Ortenzio	35%
Rocco A. Ortenzio	25%
Patricia A. Rice	15%
Martin F. Jackson	7%
James J. Talalai	5%
Michael E. Tarvin	5%
S. Frank Fritsch	5%
David W. Cross	3%
     On September 29, 2005, we paid $14.5 million to management under the cash plan as a result of a special dividend paid to holders of Holdings preferred stock with the proceeds of the $175 senior floating rate notes issued by Holdings.
Employee Stock Purchase Plan
     On April 1, 2005, Holdings adopted an Employee Stock Purchase Plan, which we refer to as the stock plan, pursuant to which specified employees of our company (other than members of our senior management team) have been given the opportunity to purchase shares of Holdings preferred stock and common stock. The maximum number of shares of participating preferred stock available under the stock plan is 89,216 and the maximum number of shares of common stock available under the plan is 599,975. As of June 1, 2005, 66,676.59 shares of Holdings’ participating preferred stock and 448,400 shares of Holdings’ common stock were issued to employees under the stock plan. The purposes of the stock plan are to attract and retain the best available personnel, provide additional incentives to our employees and to promote the success of our business.
     The board of directors of Holdings administers the stock plan. The administrator of the stock plan has the authority to sell to any employee shares of stock in such quantity, at such price and on such terms, subject to the terms and conditions set forth in the stock plan, as the administrator may determine in its sole discretion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information as of March 17, 2006, with respect to the beneficial ownership of our parent’s capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of our parent’s outstanding capital stock.

			Participating	Percent of
		Percent of	Preferred Shares	Outstanding
	Common Shares	Outstanding	Beneficially	Participating
Name of Beneficial Owner(1)	Beneficially Owned	Common Shares	Owned	Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	114,938,082	55.9%	16,877,179.59	76.1%
Thoma Cressey Equity Partners(3)	17,962,732	8.7%	2,671,038.22	12.1%
Rocco A. Ortenzio(4)	21,588,968	10.5%	978,853.33	4.4%
Robert A. Ortenzio(5)	21,651,873	10.5%	913,858.31	4.1%
Russell L. Carson(6)	2,910,387	1.4%	432,771.36	2.0%
Bryan C. Cressey(7)	17,962,732	8.7%	2,671,038.22	12.1%
David S. Chernow(8)	20,000	*	2,973.98	*
James E. Dalton, Jr.	50,000	*	7,434.94	*
Thomas A. Scully(9)	130,255	*	4,460.97	*
Leopold Swergold	200,000	*	29,739.78	*

			Participating	Percent of
		Percent of	Preferred Shares	Outstanding
	Common Shares	Outstanding	Beneficially	Participating
Name of Beneficial Owner(1)	Beneficially Owned	Common Shares	Owned	Preferred Shares
Sean M. Traynor(10)	5,000	*	743.49	*
Patricia A. Rice(11)	4,283,361	2.1%	53,531.60	*
S. Frank Fritsch(12)	1,448,482	*	46,864.77	*
Martin F. Jackson(13)	3,632,781	1.8%	54,066.93	*
All directors and named executive officers as a group(14)	77,337,354	37.6%	4,050,055.8	18.3

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 4716 Old Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055.

(2)	Represents (A) 80,857,183 common shares and 12,023,373.01 participating preferred shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 15,000 common shares and 2,230.48 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) 3,623,302 common shares and 538,780.97 participating preferred shares held by WCAS Capital Partners IV, L.P., over which WCAS Capital Partners IV, L.P. has sole voting and investment power, (D) an aggregate 8,246,203 common shares and 1,226,213.10 participating preferred shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of WCAS IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (E) an aggregate 22,196,394 common shares and 3,086,582.03 participating preferred shares held by other co-investors, over which WCAS IX has sole voting power. WCAS IX Associates LLC, the sole general partner of WCAS IX and the individuals who serve as general partners of WCAS IX Associates LLC, including Russell L. Carson, and Sean M. Traynor, may be deemed to beneficially own the shares beneficially owned by WCAS IX. Such persons disclaim beneficial ownership of such shares. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Represents (A) 7,480,145 common shares and 1,112,289.19 participating preferred shares held by Thoma Cressey Fund VI, L.P. over which Thoma Cressey Fund VI, L.P. has shared voting and investment power, (B) 74,801 common shares and 11,122.80 participating preferred shares held by Thoma Cressey Friends Fund VI, L.P., over which Thoma Cressey Friends Fund VI, L.P. has shared voting and investment power, (C) 9,846,200 common shares and 1,464,118.96 participating preferred shares held by Thoma Cressey Fund VII, L.P., over which Thoma Cressey Fund VII, L.P. has shared voting and investment power, (D) 153,800 common shares and 22,869.89 participating preferred shares held by Thoma Cressey Friends Fund VII, L.P., over which Thoma Cressey Friends Fund VII, L.P. has shared voting and investment power and (E) 407,786 common shares and 60,637.38 participating preferred shares held by Mr. Cressey. Mr. Cressey is a principal of Thoma Cressey Equity Partners Inc. The principal address of Thoma Cressey Equity Partners Inc. is 9200 Sears Tower, 233 South Wacker Drive, Chicago, IL 60606.

(4)	Includes 385,697 common shares and 57,532.74 participating preferred shares held by the Ortenzio Family Foundation of which Mr. Ortenzio is a trustee. Does not include 5,000,000 common shares held by The Robert A. Ortenzio Descendants Trust of which Mr. Ortenzio is a trustee. Does not include 2,615,000 common shares held by The 2005 Rice Family Trust of which Mr. Ortenzio is a trustee.

(5)	Includes 10,256,176 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions. Does not include 5,000,000 common shares held by The Robert A. Ortenzio Descendants Trust of which Mr. Ortenzio is a trustee. Does not include 2,615,000 common shares held by The 2005 Rice Family Trust of which Mr. Ortenzio is a trustee. Does not include 4,000,000 common shares held by The Rocco A. Ortenzio Descendants Trust of which Mr. Ortenzio is a trustee.

(6)	Does not include 80,857,183 common shares and 12,023,373.01 participating preferred shares owned by WCAS IX, 15,000 common shares and 2,230.48 participating preferred shares owned by WCAS Management Corporation or 3,623,302 common shares and 538,780.97 participating preferred shares owned by WCAS Capital Partners IV, L.P. Mr. Carson, as a general partner of WCAS IX and WCAS Capital Partners IV, L.P. and as an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by WCAS IX, WCAS Management Corporation and WCAS Capital Partners IV, L.P. Mr. Carson disclaims beneficial ownership of such shares.

(7)	Includes (A) 7,480,145 common shares and 1,112,289.19 participating preferred shares held by Thoma Cressey Fund VI, L.P., (B) 74,801 common shares and 11,122.80 participating preferred shares held by Thoma Cressey Friends Fund VI, L.P., (C) 9,846,200 common shares and 1,464,118.96 participating preferred shares held by Thoma Cressey Fund VII, L.P., and (D) 153,800 common shares and 22,869.89 participating preferred shares held by Thoma Cressey Friends Fund VII, L.P. Mr. Cressey is a principal of Thoma Cressey Equity Partners Inc. Mr. Cressey may be deemed to beneficially own the shares beneficially owned by Thoma Cressey Fund VI, L.P., Thoma Cressey Friends Fund VI, L.P., Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. Mr. Cressey disclaims beneficial ownership of such shares. The principal address of Mr. Cressey is 9200 Sears Tower, 233 South Wacker Drive, Chicago, IL 60606.

(8)	Represents 20,000 common shares held by David S. Chernow and Elizabeth A. Chernow as tenants in common.

(9)	Includes 100,255 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions.

(10)	Does not include 80,857,183 common shares and 12,023,373.01 participating preferred shares owned by WCAS IX, 15,000 common shares and 2,230.48 participating preferred shares owned by WCAS Management Corporation or

3,623,302 common shares and 538,780.97 participating preferred shares owned by WCAS Capital Partners IV, L.P. Mr. Traynor, as a general partner of WCAS IX and WCAS Capital Partners IV, L.P. and as an officer of WCAS Management Corporation, may be deemed to beneficially own the shares beneficially owned by WCAS IX, WCAS Management Corporation and WCAS Capital Partners IV, L.P. Mr. Traynor disclaims beneficial ownership of such shares.

(11)	Includes 3,923,361 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions and 360,000 common shares and 53,531.60 participating preferred shares owned by The Patricia Ann Rice Living Trust for which Ms. Rice acts as a trustee.

(12)	Includes 1,133,316 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions.

(13)	Includes 3,269,181 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions. Includes an aggregate 14,400 common shares and 2,141.28 participating preferred shares owned by Mr. Jackson’s children who live in his household and over which Mr. Jackson acts as custodian.

(14)	Does not include 80,857,183 common shares and 12,023,373.01 participating preferred shares owned by WCAS IX, 15,000 common shares and 2,230.48 participating preferred shares owned by WCAS Management Corporation or 3,623,302 common shares and 538,780.97 participating preferred shares owned by WCAS Capital Partners IV, L.P. Includes an aggregate 18,722,290 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the Transactions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Arrangements with Our Investors
     In connection with the consummation of the Transactions, our sponsors and their co-investors and our continuing investors, including Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson and other individuals affiliated with Welsh Carson, Bryan C. Cressey, various investment funds affiliated with Thoma Cressey, Patricia A. Rice, Martin F. Jackson, S. Frank Fritsch, Michael E. Tarvin, James J. Talalai and Scott A. Romberger, entered into agreements with Holdings as described below.
Stock Subscription and Exchange Agreement
     Pursuant to a stock subscription and exchange agreement, in connection with the Transactions the investors purchased shares of Holdings’ preferred stock and common stock for an aggregate purchase price of $570.0 million in cash plus rollover shares of Select common stock (with such rollover shares being valued at $152.0 million in the aggregate, or $18.00 per share, for such purposes). Our continuing investors purchased shares of Holdings stock at the same price and on the same terms as our sponsors and their co-investors. Upon consummation of the Merger, all rollover shares were cancelled without payment of any merger consideration.
     In July 2005, Mr. Chernow purchased 2,973.98 shares of preferred stock and 20,000 shares of common stock of Holdings for an aggregate of $100,000; Mr. Dalton purchased 7,434.94 shares of preferred stock and 50,000 shares of common stock of Holdings for an aggregate of $250,000; and Mr. Swergold purchased 29,739.78 shares of preferred stock and 200,000 shares of common stock for an aggregate of $1,000,000.
     On September 29, 2005, we paid $14.5 million to management under the cash plan as a result of a special dividend paid to holders of Holdings preferred stock with the proceeds of the $175 senior floating rate notes issued by Holdings.
Stockholders Agreement and Equity Registration Rights Agreement
     The stockholders agreement entered into by Holdings’ investors in connection with the Transactions contains certain restrictions on the transfer of equity securities of Holdings and provides certain stockholders with certain preemptive and information rights. Pursuant to the registration rights agreement, Holdings granted certain of our investors rights to require Holdings to register shares of common stock under the Securities Act.

Securities Purchase Agreement and Debt Registration Rights Agreement
     In connection with the Transactions, Holdings, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family entered into a securities purchase agreement pursuant to which they purchased senior subordinated notes and shares of preferred and common stock from Holdings for an aggregate $150.0 million purchase price. In connection with such investment, these investors entered into the stockholders and registration rights agreements referred to under “— Stockholders Agreement and Equity Registration Rights Agreement” with respect to the Holdings’ equity securities acquired by them and a separate registration rights agreement with Holdings that granted these investors rights to require Holdings to register the senior subordinated notes acquired by them under the Securities Act under certain circumstances.
Transaction Fee
     In connection with the Transactions, an aggregate $24.6 million in financing fees was paid to our sponsors (or affiliates thereof) and to certain of our other continuing investors in connection with the Transactions and we reimbursed Welsh Carson and its affiliates for their out-of-pocket expenses in connection with the Transactions.
Restricted Stock Award Agreement
     On June 2, 2005, Holdings and Rocco A. Ortenzio entered into a Restricted Stock Award Agreement, pursuant to which a warrant previously granted to Mr. Ortenzio was cancelled and Mr. Ortenzio was awarded shares of Holdings’ common stock.
Other Arrangements with Directors and Executive Officers
Lease of Office Space
     We lease our corporate office space at 4716, 4718 and 4720 Old Gettysburg Road, Mechanicsburg, Pennsylvania, from Old Gettysburg Associates, Old Gettysburg Associates II and Old Gettysburg Associates III. Old Gettysburg Associates and Old Gettysburg Associates III are general partnerships that are owned by Rocco A. Ortenzio, Robert A. Ortenzio and John M. Ortenzio. Old Gettysburg Associates II is a general partnership owned by Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio and Select Capital Corporation, a Pennsylvania corporation whose principal offices are located in Mechanicsburg, Pennsylvania. Rocco A. Ortenzio, Robert A. Ortenzio, Martin J. Ortenzio and John M. Ortenzio each own 25% of Select Capital Corporation. We obtained independent appraisals at the time we executed leases with these partnerships which support the amount of rent we pay for this space. In the year ended December 31, 2005, we paid to these partnerships an aggregate amount of $1,965,521, for office rent, for various improvements to our office space and miscellaneous expenses. Our current lease for 43,919 square feet of office space at 4716 Old Gettysburg Road and our lease for 12,225 square feet of office space at 4718 Old Gettysburg Road expire on December 31, 2014.
     On May 15, 2001 we entered into a lease for 7,214 square feet of additional office space at 4720 Old Gettysburg Road in Mechanicsburg, Pennsylvania which expires on December 31, 2014. We amended this lease on February 26, 2002 to add a net of 4,200 square feet of office space. On October 29, 2003, we entered into leases for an additional 3,008 square feet of office space at 4718 Old Gettysburg Road for a five year initial term at $17.40 per square foot, and an additional 8,644 square feet of office space at 4720 Old Gettysburg Road for a five year initial term at $18.01 per square foot.

We currently pay approximately $1,963,017 per year in rent for the office space leased from these three partnerships. We amended our lease for office space at 4718 Old Gettysburg Road on February 19, 2004 to relinquish a net of 695 square feet of office space. On March 19, 2004, we entered into leases for an additional 2,436 square feet of office space at 4718 Old Gettysburg Road from Old Gettysburg Associates for a three year initial term at $19.31 per square foot, and an additional 2,579 square feet of office space at 4720 Old Gettysburg Road from Old Gettysburg Associates II for a five year initial term at $18.85 per square foot.
     On August 10, 2005, we entered into a lease for approximately 8,615 square feet of additional office space at 4720 Old Gettysburg Road in Mechanicsburg, Pennsylvania (the “Additional Lease”) with Old Gettysburg Associates II, a general partnership owned by Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio and Select Capital Corporation, a Pennsylvania corporation whose principal office is located in Mechanicsburg, Pennsylvania.
Equity Incentive Plan
     Holdings has adopted a restricted stock and option plan, which we refer to as the equity plan. Members of our management, including some of those who participated in the Transactions as continuing investors, received awards under the equity plan. The equity plan was amended and restated in November 2005. Pursuant to the amended and restated equity plan, on November 8, 2005 Holdings awarded to Rocco A. Ortenzio and Robert A. Ortenzio restricted stock awards in the amount of 3,750,000 and 5,250,000 shares of Holdings’ common stock, respectively. The restricted stock award granted to Rocco A. Ortenzio is not subject to vesting, and the restricted stock award granted to Robert A. Ortenzio is subject to ratable monthly vesting over a three-year period from the date of grant. See “Executive Compensation — Restricted Stock and Option Plan.”
Non-Employee Director Plan
     On August 10, 2005 the board of directors of Holdings authorized a director stock option plan (the “Director Plan”) for non-employee directors. 250,000 shares of Holdings’ common stock were reserved for awards under the Director Plan. On November 8, 2005, the board of directors of Holdings formally approved the previously authorized stock option plan for non-employee directors, under which Holdings can issue options to purchase up to 250,000 shares of Holdings’ common stock. See “Executive Compensation — Non-Employee Director Plan.”
Long-Term Cash Incentive Plan
     Holdings has adopted a long-term cash incentive plan, referred to as the cash plan. Participants under the cash plan will receive cash payments in respect of awards issued under the plan to the extent Holdings exceeds targeted returns on invested equity as of a liquidity event, such as a sale of our company or an initial public offering by Holdings, within a specified number of years or upon the redemption of Holdings’ preferred stock or special dividends on Holdings’ preferred stock. On September 29, 2005, we paid $14.5 million to management under the cash plan as a result of a special dividend paid to holders of Holdings preferred stock with the proceeds of the $175 senior floating rate notes issued by Holdings. See “Executive Compensation — Long-Term Cash Incentive Plan.”
Employee Stock Purchase Plan
     Holdings has also adopted an employee stock purchase plan pursuant to which specified employees of our company (other than members of our senior management team) were given the opportunity to purchase shares of Holdings preferred stock and common stock. See “Executive Compensation — Employee Stock Purchase Plan.”
Consulting Agreement with Director

     On January 1, 2004, we entered into a consulting agreement with Thomas A. Scully, a member of our board of directors, the term of which expired on December 31, 2005 and was not renewed. Pursuant to the terms of the consulting agreement, Mr. Scully provided regulatory advice and government relations services to our company as directed by our Chief Executive Officer. In exchange for his services, Mr. Scully received annual compensation of $75,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     During fiscal 2004 and 2005, we incurred the following fees for services performed by PricewaterhouseCoopers LLP, an independent registered public accounting firm:

	Fiscal 2004	Fiscal 2005

Audit Fees(1)	$1,630,223	$1,437,666
Audit-Related Fees(2)	28,212	—
Tax Fees(3)	19,540	58,233

Total	$1,677,975	$1,495,899

(1)	The Audit fees for the years ended December 31, 2004 and 2005, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, Section 404 attestation procedures, issuance of comfort letters, consents and assistance with reviews of documents filed with the SEC.

(2)	The Audit Related fees for the year ended December 31, 2004 were for accounting consultations in connection with acquisitions.

(3)	Tax fees for the years ended December 31, 2004 and 2005, respectively, were for services related tax planning and tax advice on mergers and acquisitions and tax services for employee benefit plans.
     We became a public registrant on July 26, 2005. The audit committee was not required to approve those services that PricewaterhouseCoopers LLP was engaged to perform in 2005 prior to July 26, 2005.
     Subsequent to July 26, 2005, all services performed by the independent registered public accounting firm have been approved by the audit committee of the board of directors prior to performance.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.

     (b) The exhibits incorporated herein by reference or filed as part of this Annual Report on Form 10-K are set forth in the attached Exhibit Index.

Select Medical Corporation
Consolidated Financial Statements
With Report of Independent Registered Public Accounting Firm
FINANCIAL STATEMENT SCHEDULE
     The following Financial Statement Schedule together with the reports thereon of PricewaterhouseCoopers LLP dated March 17, 2006 on page F-2 should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule:

Page
II	Valuation and qualifying accounts	F-61

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, statement of changes in stockholders’ equity and comprehensive income and statements of cash flows present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2004 (Predecessor), and the results of their operations and their cash flows for the period from January 1, 2005 through February 24, 2005 (Predecessor), and for the years ended December 31, 2004 (Predecessor) and 2003 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, PA
March 17, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, statement of changes in stockholder’s equity and comprehensive income and statement of cash flows present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2005 (Successor), and the results of their operations and their cash flows for the period from February 25, 2005 through December 31, 2005 (Successor) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Philadelphia, PA
March 17, 2006

Select Medical Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Predecessor	Successor
	December 31,	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$247,476	$35,861
Restricted cash	7,031	6,345
Accounts receivable, net of allowance for doubtful accounts of $94,622 and $74,891 in 2004 and 2005, respectively	216,852	256,798
Prepaid income taxes	—	4,110
Current deferred tax asset	59,239	59,135
Current assets held for sale	—	13,876
Other current assets	18,737	19,725

Total Current Assets	549,335	395,850

Property and equipment, net	165,336	248,541
Goodwill	302,069	1,305,210
Other identifiable intangibles	78,304	86,789
Other assets held for sale	—	61,388
Other assets	18,677	65,591

Total Assets	$1,113,721	$2,163,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$—	$19,355
Current portion of long-term debt and notes payable	3,557	6,516
Accounts payable	48,632	60,528
Accrued payroll	56,554	61,531
Accrued vacation	23,102	26,983
Accrued interest	6,472	25,230
Accrued professional liability	14,627	21,527
Accrued restructuring	4,924	390
Accrued other	60,012	69,046
Income taxes payable	4,474	—
Due to third party payors	13,266	12,175
Current liabilities held for sale	—	4,215

Total Current Liabilities	235,620	307,496

Long-term debt, net of current portion	351,033	1,315,764
Non-current deferred tax liability	4,458	25,771
Non-current liabilities held for sale	—	3,817

Total Liabilities	591,111	1,652,848

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	6,667	4,356

Stockholders’ Equity:
Common stock, $0.01par value, 200,000,000 shares authorized, 101,954,000 issued and outstanding (Predecessor) and $0.01par vlaue, 100 shares issued and outstanding (Successor)	1,020	—
Capital in excess of par	275,281	440,799
Retained earnings	230,535	61,134
Accumulated other comprehensive income	9,107	4,232

Total Stockholders’ Equity	515,943	506,165

Total Liabilities and Stockholders’ Equity	$1,113,721	$2,163,369

The accompanying notes one in integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(in thousands)

	Predecessor			Successor
	For the Year Ended December 31,
			Period from	Period from
			January 1	February 25
			through	through
			February 24,	December 31,
	2003	2004	2005	2005
Net operating revenues	$1,341,657	$1,601,524	$277,736	$1,580,706

Costs and expenses:
Cost of services	1,070,700	1,246,249	217,133	1,244,183
Stock compensation expense	—	—	142,213	10,312
Long-term incentive compensation	—	—	—	14,453
General and administrative	44,417	45,856	7,484	34,907
Bad debt expense	50,697	47,963	6,588	18,213
Depreciation and amortization	33,663	38,951	5,933	37,922

Total costs and expenses	1,199,477	1,379,019	379,351	1,359,990

Income (loss) from operations	142,180	222,505	(101,615)	220,716

Other income and expense:
Loss on early retirement of debt	—	—	42,736	—
Merger related charges	—	—	12,025	—
Equity in earnings from joint ventures	(824)	—	—	—
Other income	—	(1,096)	(267)	(3,018)
Interest income	(936)	(2,583)	(523)	(767)
Interest expense	25,435	33,299	4,651	83,752

Income (loss) from continuing operations before minority interests and income taxes	118,505	192,885	(160,237)	140,749

Minority interest in consolidated subsidiary companies	1,661	2,608	330	1,776

Income (loss) from continuing operations before income taxes	116,844	190,277	(160,567)	138,973

Income tax expense (benefit)	46,238	76,551	(59,794)	56,470

Income (loss) from continuing operations	70,606	113,726	(100,773)	82,503

Income from discontinued operations, net of tax	3,865	4,458	522	3,072

Net income (loss)	$74,471	$118,184	$(100,251)	$85,575

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Loss

Predecessor:
Balance at December 31, 2002	93,352	$934	$235,716	$50,155	$(387)
Net income				74,471		$74,471
Unrealized losses on available for sale securities					(49)	(49)
Realized loss on interest rate swap					313	313
Changes in foreign currency translation					5,197	5,197

Total comprehensive income						$79,932

Issuance of common stock	8,867	88	28,525
Cash dividends				(3,066)
Valuation of non-employee options			2,219
Tax benefit of stock option exercises			25,059

Balance at December 31, 2003	102,219	1,022	291,519	121,560	5,074
Net income				118,184		$118,184
Unrealized losses on available for sale securities					(4)	(4)
Realized losses on available for sale securities					53	53
Changes in foreign currency translation					3,984	3,984

Total comprehensive income						$122,217

Issuance of common stock	3,134	32	18,591
Cash dividends				(9,209)
Repurchase of common stock	(3,399)	(34)	(48,024)
Valuation of non-employee options			151
Tax benefit of stock option exercises			13,044

Balance at December 31, 2004	101,954	1,020	275,281	230,535	9,107
Net loss				(100,251)		$(100,251)
Changes in foreign currency translation					(1,019)	(1,019)

Total comprehensive loss						$(101,270)

Issuance of common stock	267	3	1,020
Repurchase of non-employee options			(1,617)
Tax benefit of stock option exercises			1,507

Balance at February 24, 2005	102,221	$1,023	$276,191	$130,284	$8,088

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Successor:
Capitalization of Successor Company at February 25, 2005			$431,167
Expenses paid on behalf of Holdings			(10,490)
Adjustment to initial capitalization			(8,686)
Additional investment by Holdings			18,495
Dividends to Holdings				$(24,441)
Net income				85,575		$85,575
Unrealized gain on interest rate swap, net of tax					$2,414	2,414
Changes in foreign currency translation					1,818	1,818

Total comprehensive income						$89,807

Contribution related to restricted stock award and stock option issuances by Holdings			10,313

Balance at December 31, 2005	—	$—	$440,799	$61,134	$4,232

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Predecessor			Successor
	For the Year Ended December 31,
				Period from
			Period from	February 25
			January 1 through	through December
	2003	2004	February 24, 2005	31, 2005
Operating activities
Net income (loss)	$74,471	$118,184	$(100,251)	$85,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,957	39,912	6,177	39,060
Provision for bad debts	51,428	48,986	6,661	18,600
Loss on early retirement of debt (non-cash)	—	—	7,977	—
Non cash stock compensation expense	—	—	—	10,312
Non cash income from hedge	—	—	—	(1,926)
Other non cash expenses	—	—	—	810
Deferred income taxes	6,837	10,803	(63,863)	26,956
Minority interests	2,402	3,448	469	3,018
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	8,838	(22,864)	(48,976)	(2,908)
Other current assets	(5,047)	8,594	1,816	312
Other assets	4,898	2,778	(622)	4,473
Accounts payable	17,499	(13,980)	5,250	2,254
Due to third-party payors	21,228	(52,296)	667	(1,757)
Accrued expenses	19,337	3,069	199,909	(162,955)
Income taxes	9,400	27,642	3,842	23,248

Net cash provided by operating activities	246,248	174,276	19,056	45,072

Investing activities
Purchases of property and equipment	(35,852)	(32,626)	(2,586)	(107,360)
Earnout payments	(464)	(2,983)	—	—
Proceeds from sale of membership interests	—	4,064	—	—
Restricted cash	—	(7,031)	108	578
Proceeds from disposal of assets	2,595	—	—	—
Proceeds from sale of discontinued operations	—	11,554	—	—
Acquisition of businesses, net of cash acquired	(227,731)	(1,937)	(108,279)	(3,272)

Net cash used in investing activities	(261,452)	(28,959)	(110,757)	(110,054)

Financing activities
Equity investment by Holdings	—	—	—	724,042
Proceeds from credit facility	—	—	—	780,000
Proceeds from senior subordinated notes	—	—	—	660,000
Repayment of senior subordinated notes	—	—	—	(350,000)
Issuance of 7 1/2% Senior Subordinated Notes	175,000	—	—	—
Payment of deferred financing costs	(5,922)	—	—	(57,198)
Costs associated with equity investment of Holdings	—	—	—	(8,686)
Net repayments on credit facility debt	(65,627)	(8,483)	—	(119,350)
Principal payments on seller and other debt	(3,721)	(3,904)	(528)	(4,161)
Repurchases of common stock and options	—	(48,058)	—	(1,687,994)
Proceeds from issuance of common stock	28,613	18,623	1,023	—
Payment of common stock dividends	(3,066)	(9,209)	—	—
Dividends to Holdings	—	—	—	(9,988)
Proceeds from (repayment) of bank overdrafts	307	(11,427)	—	19,355
Distributions to minority interests	(1,266)	(1,501)	(401)	(1,541)

Net cash provided by (used in) financing activities	124,318	(63,959)	94	(55,521)

Effect of exchange rate changes on cash and cash equivalents	331	611	(149)	644

Net increase (decrease) in cash and cash equivalents	109,445	81,969	(91,756)	(119,859)

Cash and cash equivalents at beginning of period	56,062	165,507	247,476	155,720

Cash and cash equivalents at end of period	$165,507	$247,476	$155,720	$35,861

Supplemental Cash Flow Information
Cash paid for interest	$20,229	$30,677	$10,630	$53,183
Cash paid for taxes	$33,344	$42,134	$1,502	$10,712
The accompanying notes are an integral part of this statement.

Select Medical Corporation
Notes to Consolidated Financial Statements
1. Organization and Significant Accounting Policies
Business Description
Select Medical Corporation and its subsidiaries (the “Company”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. The Company provides long-term acute care hospital services and inpatient acute rehabilitative hospital care through its Select Specialty Hospital division and provides physical, occupational, and speech rehabilitation services through its Outpatient division. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in the Company’s long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in the Company’s acute medical rehabilitation hospitals typically suffer from debilitating injuries including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. The Company’s outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 83, 86 and 101 specialty hospitals at December 31, 2003, 2004 and 2005, respectively. At December 31, 2003, 2004 and 2005, the Company operated 790, 741 and 717 outpatient clinics, respectively. At December 31, 2003, 2004 and 2005, the Company had operations in Canada, the District of Columbia and 37, 36 and 35 states, respectively. On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (Footnote 3). Outpatient clinics operated by this subsidiary were 102, 101 and 109 at December 31, 2003, 2004 and 2005, respectively.
On February 24, 2005, the Company merged with a subsidiary of Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company, and became a wholly-owned subsidiary of Holdings. Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in the Company’s consolidated financial statements. The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-Merger financial statements are not comparable with those after the Merger in certain respects.

Select Medical Corporation
Notes to Consolidated Financial Statements
Merger and Related Transactions
On February 24, 2005, the Merger transaction was consummated and the Company became a wholly-owned subsidiary of Holdings. Holdings is owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Equity Partners, Inc. (“Thoma Cressey”) and members of the Company’s senior management. In the transaction, all of the former stockholders (except for certain members of management and other rollover investors) of Select Medical Corporation received $18.00 per share in cash for common stock of the Company. Holders of stock options issued by the Company received cash equal to (a) $18.00 minus the exercise price of the option multiplied by (b) the number of shares subject to the options. After the Merger, the Company’s common stock was delisted from the New York Stock Exchange. The Merger and related transactions are referred to in this report as the “Merger.”
The funds necessary to consummate the Merger were approximately $2,291.1 million, including approximately $1,827.7 million to pay the then current stockholders and option holders, approximately $344.2 million to repay existing indebtedness and approximately $119.2 million to pay related fees and expenses.
The Merger transactions were financed by:
—	a cash common and preferred equity investment in Holdings by Welsh, Carson, Anderson & Stowe IX, L.P. and other equity investors of $570.0 million, which funds were contributed to the Company;

—	a senior subordinated notes offering by Holdings of $150.0 million, which funds were contributed to the Company;

—	borrowing by the Company of $580.0 million in term loans and $200.0 million on the revolving loan facility under its new senior secured credit facility;

—	the issuance by the Company of $660.0 million in aggregate principle amount of 7⅝% senior subordinated notes; and

—	$131.1 million of cash on hand at the closing date.
The Merger transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (SFAS No. 141). As a result of a 26% continuing ownership interest in the Company by certain stockholders (“Continuing Stockholders”), 74% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 26% recorded at the Continuing Stockholders’ historical book values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions” (EITF 88-16). As a result of the carryover of the Continuing Stockholders’ historical basis, stockholders’ equity of the Company has been reduced by $449.5 million, which includes a revision to the original adjustment of $8.7 million recorded in the quarter ended September 30, 2005, with a corresponding

Select Medical Corporation
Notes to Consolidated Financial Statements
reduction in the amount assigned to long-lived assets, including goodwill. The Company concluded that this adjustment of $8.7 million had an immaterial effect on stockholders’ equity at February 25, 2005.
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

$1,851,991

Select Medical Corporation
Notes to Consolidated Financial Statements
Unaudited pro forma statements of operations for the years ended December 31, 2003, December 31, 2004, and December 31, 2005 as if the Merger occurred as of January 1, 2003 are as follows (in thousands):

	For the Year Ended December 31,
	2003	2004	2005

Net revenue	$1,341,657	$1,601,524	$1,858,442
Net income (loss)	32,648	76,866	(24,098)
In connection with the Merger, the Company incurred Merger related charges of $152.5 million related to stock compensation expense which were comprised of $142.2 million related to the purchase of all vested and unvested outstanding stock options in connection with the Merger in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $10.3 million of stock compensation cost related to restricted stock and stock options that were issued in the Successor period February 25, 2005 through December 31, 2005. Also incurred were costs of $42.7 million related to the early extinguishment of the Company’s 9 1/2% and 7 1/2% senior subordinated notes which consisted of a tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million. In addition, $12.0 million of other Merger related charges were incurred. These charges consisted of the fees of the investment advisor hired by the Special Committee of the Company’s Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing and costs associated with purchasing a six year extended reporting period under the Company’s directors and officers liability insurance policy.
The carrying value of the reported goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the Merger. The Company performs impairment tests at least annually, or more frequently with respect to assets for which there are any impairment indicators. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Select Medical Corporation
Notes to Consolidated Financial Statements
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership or membership interests. All significant intercompany balances and transactions are eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.
Restricted Cash
Restricted cash consists of cash used to establish a trust fund, as required by the Company’s insurance program, for the purpose of paying professional and general liability losses and expenses incurred by the Company.
The Company revised the classification of restricted cash from cash flows from financing activities to cash flows from investing activities for the year ended December 31, 2004.
Accounts Receivable and Allowance for Doubtful Accounts
Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductible, co-payments and self-insured amounts are an immaterial portion of the Company’s net accounts receivable balance. At December 31, 2005, deductible, co-payments and self-insured amounts owed by the patient accounted for approximately 0.9% of the net accounts receivable balance before doubtful accounts. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company’s hospitals or in the case of the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company’s estimate for the allowance for doubtful accounts is calculated by generally reserving as

Select Medical Corporation
Notes to Consolidated Financial Statements
uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company’s collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company’s governmental receivables.
The Company believes that it collects substantially all of its third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. To date, the Company believes there has not been a material difference between bad debt allowances and the ultimate historical collection rates on accounts receivables. The Company reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.
Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.
Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements Furniture and equipment Buildings	5 years 3 – 20 years 40 years
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only concentration of credit risk.

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
Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks, non-compete agreements and revenue related to contract rights. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.
The approximate useful life of each class of intangible asset is as follows:

Goodwill	Indefinite
Trademarks	Indefinite
Certificates of need	Indefinite
Accreditation	Indefinite
Non-compete agreements	6-7 years
Contract therapy relationships	5 years
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No 144), the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill

Select Medical Corporation
Notes to Consolidated Financial Statements
whenever events or circumstances occur which indicate recorded costs may not be recoverable.
If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
Due to Third-Party Payors
Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors, principally Medicare and Medicaid, for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.
Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these cases the Company accrues for its losses under an occurrence-based principle whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. At December 31, 2004 and 2005 respectively, the Company had recorded a liability of $44.4 million and $55.7 million related to these programs. These amounts include accrued professional liability which is reported separately on the Company’s balance sheet.
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

Select Medical Corporation
Notes to Consolidated Financial Statements
Stock Options
The Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) in the Successor period beginning on February 25, 2005. As permitted by SFAS No. 123R under the Modified Prospective Application transition method the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock option plans in the Predecessor period from January 1, 2005 through February 24, 2005 and the years ended December 31, 2003 and 2004 and accordingly, no compensation cost has been recognized for options granted under the Predecessor stock option plans.
The fair value of each option grant under the Predecessor plans is estimated on the date of the grant using the Black-Scholes option pricing model assuming dividend yield of 0.20% in 2004 and no dividend yield in 2003, volatility of 45% in 2004 and 2003, an expected life of four years from the date of vesting and a risk free interest rate of 3.1% in 2004 and 2003.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net income were as follows:

	Predecessor
	For the Year Ended December 31,
	2003	2004
	(in thousands, except per share amounts)
Net income available to common stockholders — as reported	$74,471	$118,184
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19,376	21,069

Net income available to common stockholders — pro forma	$55,095	$97,115

Weighted average grant-date fair value	6.64	6.42
Refer to Footnote 10 — “ Stock Option and Restricted Stock Plans” for information on the Company’s Successor stock option and restricted stock plans.

Select Medical Corporation
Notes to Consolidated Financial Statements
Revenue Recognition
Net operating revenues consists primarily of patient and contract therapy revenues and are recognized as services are rendered.
Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, per diem and per visit payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.
A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 48% and 50% of the Company’s consolidated net operating revenues for the years ended December 31, 2003 and 2004, respectively and 52% for the period January 1 through February 24, 2005 and 57% for the period February 25 through December 31, 2005. Approximately 39% and 44% of the Company’s gross accounts receivable at December 31, 2004 and 2005, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s specialty hospitals or clinics to comply with regulations can result in changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.
Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.
Other Comprehensive Income (Loss)
The Company used the local currency as the functional currency for its Canadian operations. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates. Income statement items are translated at average exchange rates prevailing during the year. The resulting translation adjustments impacting comprehensive income (loss) are recorded as a separate component of stockholders’ equity. The cumulative translation adjustment is included in accumulated other comprehensive income (loss) and was a gain of $9.1 million and $1.8 million at

Select Medical Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2005, respectively. Also, included in other comprehensive income (loss) at December 31, 2005 a gain of $2.4 million on the interest rate swap, net of tax of $1.7 million.
Financial Instruments and Hedging
Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The Company has in the past entered into derivatives to manage interest rate and foreign exchange risks. Derivatives are limited in use and not entered into for speculative purposes. The Company has entered into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings and required dividend payments to Holdings to fund the interest payment required on Holdings’ $175.0 million senior floating rate notes. Interest rate swaps that qualify for hedge treatment in accordance with SFAS No. 133 are reflected at fair value in the consolidated balance sheet and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. For interest rate swaps that do not qualify for hedge treatment gains or losses are recognized through the consolidated statement of operations.
The Company did not have any interest rate swap arrangements at December 31, 2003 and 2004. Refer to Footnote 14 for information regarding swaps the Company has entered into during 2005.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the

Select Medical Corporation
Notes to Consolidated Financial Statements
assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF No. 05-6 is effective for periods beginning after June 29, 2005. The provisions of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
In March 2005, the Financial Accounting Standards Board issued interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” The statement clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of the fiscal year ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the Company’s financial position and results of operations.
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

Select Medical Corporation
Notes to Consolidated Financial Statements
period beginning January 1, 2006; however the Company has adopted SFAS 123R in the Successor period beginning on February 25, 2005. The adoption of SFAS No. 123R did not have a material impact on the Company’s financial position and results of operations.
In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial position and results of operations.
2. Acquisitions
For the Year Ended December 31, 2003
On September 2, 2003, the Company completed the acquisition of all of the outstanding stock of Kessler Rehabilitation Corporation from the Henry H. Kessler Foundation, Inc. for $223.9 million in cash, net of cash acquired and $1.7 million of assumed indebtedness and $16.2 million in liabilities related to the planned restructuring. The purchase was funded through a combination of the proceeds from the issuance of 7 1/2% Senior Subordinated Notes due 2013 and existing cash. The purchase price has been allocated to net assets acquired and liabilities assumed based on valuation studies. The excess of the amount of the purchase price over the net asset value, including identifiable intangible assets, was allocated to goodwill. The results of operations of Kessler Rehabilitation Corporation have been included in the Company’s consolidated financial statements since September 1, 2003. Kessler Rehabilitation Corporation operates acute medical rehabilitation hospitals and outpatient clinics. The Company has included the operations of Kessler’s four acute medical rehabilitation hospitals in its specialty hospital segment. Kessler’s outpatient clinics and onsite contract rehabilitation services have been included in the Company’s outpatient rehabilitation segment. Kessler’s other services, which include sales of home medical equipment, orthotics, prosthetics, and infusion/intravenous services and corporate support costs, have been included in the all other category.
In addition during 2003, the Company acquired controlling interests in two outpatient therapy businesses. Total consideration for these acquisitions totaled $0.9 million including $0.6 million in cash and $0.3 million in notes issued.

Select Medical Corporation
Notes to Consolidated Financial Statements
During 2003, the Company repurchased minority interests of certain subsidiaries for $3.2 million in cash.
For the Year Ended December 31, 2004
The Company acquired controlling interests in three outpatient therapy businesses. The Company also repurchased minority interests of certain subsidiaries. Total consideration for these transactions totaled $2.1 million including $1.9 million in cash and $0.2 million in notes issued.
For the Year Ended December 31, 2005
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

$105,085

Select Medical Corporation
Notes to Consolidated Financial Statements
The Company also acquired interests in three outpatient therapy businesses. The Company also repurchased minority interests of certain subsidiaries. Total consideration for these transactions totaled $6.5 million in cash.
Information with respect to businesses acquired in purchase transactions is as follows:

	Predecessor			Successor
	For the Year Ended		Period	Period
	December 31,		from	from
			January 1	February
			through	25, through
			February	December
	2003	2004	24, 2005	31, 2005

	(in thousands)
Cash paid (net of cash acquired)	$227,731	$1,937	$108,279	$3,276
Notes issued	316	214	—	60

	228,047	2,151	108,279	3,336
Liabilities assumed	36,513	573	19,924	148
Restructuring reserve (note 6)	16,213	—	—	—

	280,773	2,724	128,203	3,484
Fair value of assets acquired, principally accounts receivable and property and equipment	126,406	227	41,295	165
Trademark	21,000	—	—	—
Non-compete agreement	24,000	—	2,000	—
Minority interest liabilities relieved	1,405	1,069	—	666

Cost in excess of fair value of net assets acquired (goodwill)	$107,962	$1,428	$84,908	$2,653

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Kessler Rehabilitation Corporation and SemperCare Inc. occurred at the beginning of the periods presented. The acquisitions of the other businesses acquired are not reflected in this pro forma as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

	Pro Forma Unaudited Results of Operations
	For the Year Ended December 31,
	2003	2004
	(in thousands)
Net revenue	$1,571,865	$1,756,083
Net income	58,615	126,036

Select Medical Corporation
Notes to Consolidated Financial Statements
3. Discontinued Operations and Assets and Liabilities Held For Sale
On September 27, 2004, the Company sold the land, building and certain other assets and liabilities associated with its only skilled nursing facility for approximately $11.6 million which approximates the carrying value of the skilled nursing facility’s assets. The skilled nursing facility was acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations for the years ended December 31, 2003 and 2004. Previously, the operating results of this facility were included in the Company’s Specialty Hospitals segment. No gain or loss was recognized on the sale.
On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited, (“CBIL”) for approximately C$89.8 million ($79.0 million, US dollars). The sale was completed on March 1, 2006. CBIL operated approximately 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. The purchase price is subject to adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. CBIL’s assets and liabilities have been classified as held for sale at December 31, 2005 and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the years ended December 31, 2003, 2004 and 2005. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

Select Medical Corporation
Notes to Consolidated Financial Statements
The major classes of assets and liabilities included in the consolidated balance sheet for December 31, 2005 relating to CBIL’s assets and liabilities held for sale are as follows:

December 31,
2005
(in thousands)

Current assets held for sale:
Accounts receivable, net	$9,334
Other current assets	4,542

Total current assets held for sale	$13,876

Non-current assets held for sale:
Property, plant and equipment, net	$3,461
Goodwill allocated to business	57,252
Other assets	675

Total non-current assets held for sale	$61,388

Current liabilities held for sale:
Current portion of long-term debt	$477
Accrued other	3,738

Total current liabilities held for sale	$4,215

Long-term liabilities:
Long-term debt net, of current portion	$731
Other long-term liabilities	3,086

Total non current liabilities held for sale	$3,817

Select Medical Corporation
Notes to Consolidated Financial Statements
Summarized income statement information relating to discontinued operations of the skilled nursing facility and CBIL are as follows:

	Predecessor			Successor
	For the Year Ended		Period	Period
	December 31,		from	from
			January 1	February
			through	25 through
			February	December
	2003	2004	24, 2005	31, 2005

	(in thousands)
Net revenue	$55,116	$69,699	$10,051	$60,161

Income from discontinued operations before income tax expense	6,388	8,019	950	8,130
Income tax expense (1)	2,523	3,561	428	5,058

Income from discontinued operations net of tax	$3,865	$4,458	$522	$3,072

(1)	The period from February 25 through December 31, 2005 includes income tax of $1.4 million related to undistributed earnings of the Company’s foreign subsidiary that were previously permanently reinvested.
Also occurring in 2004 were the sale of all the Company’s membership rights in four limited liability companies. Total consideration for these sales was $4.1 million. No gain or loss was recognized on the sales.
4. Property and Equipment
Property and equipment consists of the following:

	Predecessor	Successor

	December 31,
	2004	2005

	(in thousands)
Land	$11,996	$17,599
Leasehold improvements	90,919	46,242
Buildings	46,044	55,281
Furniture and equipment	159,240	85,946
Construction-in-progress	973	67,778

	309,172	272,846
Less: accumulated depreciation and amortization	143,836	24,305

Total property and equipment	$165,336	$248,541

Property and equipment cost were adjusted to fair market value on February 24, 2005 as a result of the Merger and the accumulated depreciation and amortization balance was eliminated.

Select Medical Corporation
Notes to Consolidated Financial Statements
On August 11, 2004, the Centers for Medicare & Medicaid Services (“CMS”) published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” (“HIHs”). Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. In response to this regulation, the Company has developed a business plan and strategy in each of its markets to adapt to the HIH regulations, which includes acquiring free-standing facilities in several of its markets. During the Successor period ended December 31, 2005, the Company, through one of its wholly owned subsidiaries, purchased five freestanding facilities and one property for a new hospital for a total purchase price of $54.6 million.
Depreciation expense was $29.0 million and $33.1 million for the years ended December 31, 2003 and 2004, respectively and $5.3 million for the period from January 1, through February 24, 2005 and $30.4 million for the period from February 25, 2005 through December 31, 2005.
5. Intangible Assets
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
The Company performed its annual impairment test as of October 1, 2005 on its specialty hospital and outpatient rehabilitation reporting units. Due to the fair value of the Company’s reporting units being greater than the carrying value, no loss on impairment was recognized.
The fair values of the identifiable intangibles acquired and the amount of goodwill recorded as a result of the Merger were determined based on valuation analysis.

Select Medical Corporation
Notes to Consolidated Financial Statements
Intangible assets consist of the following:

	Predecessor
	As of December 31, 2004
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Non-compete agreement	$24,000	$(4,571)

Indefinite-lived intangible assets
Goodwill	$302,069
Trademarks	58,875

Total	$360,944

	Successor
	As of December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(3,409)
Non-compete agreements	20,809	(3,100)

Total	$41,265	$(6,509)

Indefinite-lived intangible assets
Goodwill	$1,305,210
Trademarks	47,058
Certificates of need	3,083
Accreditations	1,892

Total	$1,357,243

Select Medical Corporation
Notes to Consolidated Financial Statements
Amortization expense for intangible assets with finite lives follows:

	Predecessor			Successor
For the Year Ended
December 31,
			Period from	Period from
			January 1	February 25
			through	through
			February 24,	December 31,
	2003	2004	2005	2005
(in thousands)
Amortization expense	$948	$3,429	$576	$6,509
Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2006 will be approximately $7.8 million in 2006 through 2010 and primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately six, seven and five years, respectively.

Select Medical Corporation
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2004 and 2005 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Predecessor:
Balance as of January 1, 2004	$180,011	$125,656	$584	$306,251
Sale of discontinued operations	(2,693)	—	—	(2,693)
Sale of membership interests	(1,351)	—	—	(1,351)
Income tax benefits recognized	—	(5,492)	—	(5,492)
Earn-out payments	—	2,983	—	2,983
Translation adjustment	—	1,999	—	1,999
Other	—	372	—	372

Balance as of December 31, 2004	175,967	125,518	584	302,069
Goodwill acquired during the year	82,070	2,838	—	84,908
Income tax benefits recognized	—	(936)	—	(936)
Translation adjustment	—	(880)	—	(880)
Other	260	—	—	260

Balance as of February 24, 2005	$258,297	$126,540	$584	$385,421

Successor:
February 25, 2005, beginning balance resulting from Merger	1,225,780	132,509	—	1,358,289
Deferred tax adjustments related to merger	(6,441)	6,269	—	(172)
Goodwill acquired during year	2,270	383	—	2,653
Translation adjustment	—	1,951	—	1,951
Goodwill allocated to assets held for sale	—	(57,252)	—	(57,252)
Other	167	(426)	—	(259)

Balance as of December 31, 2005	$1,221,776	$83,434	—	$1,305,210

6. Restructuring Reserves
The Company recorded a restructuring reserve of $5.7 million in 1999 related to the NovaCare acquisition. The reserves primarily included costs associated with workforce reductions of 162 employees in 1999 and lease buyouts in accordance with the Company’s qualified restructuring plan. During 2000, the Company revised its estimates

Select Medical Corporation
Notes to Consolidated Financial Statements
for the NovaCare termination costs, severance liabilities and the anticipated closure of two central billing offices related to the NovaCare acquisition. The reserves for the billing office closures primarily included costs associated with lease buyouts and workforce reductions of 67 employees. These changes in estimates have been reflected as an adjustment to the purchase price of NovaCare.
In 2003, the Company recorded a $16.2 million restructuring reserve in connection with the acquisition of Kessler Rehabilitation Corporation which was accounted for as additional purchase price. The reserves primarily included costs associated with workforce reductions of 36 employees and lease buyouts in accordance with the Company’s restructuring plan.
The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total
	(in thousands)
January 1, 2003 — Predecessor	$788	$12	$800
2003 acquisition restructuring costs	5,886	10,327	16,213
Amounts paid in 2003	(869)	(5,769)	(6,638)

December 31, 2003 —Predecessor	5,805	4,570	10,375
Amounts paid in 2004	(2,580)	(2,871)	(5,451)

December 31, 2004 — Predecessor	3,225	1,699	4,924
Amounts paid during the period from January 1 through February 24, 2005	(197)	(392)	(589)

February 24, 2005 — Predecessor	3,028	1,307	4,335
Amounts paid during the period from February 25 through December 31, 2005	(2,638)	(1,307)	(3,945)

December 31, 2005 — Successor	390	—	390

The Company expects to pay out the remaining lease termination costs through 2007.

Select Medical Corporation
Notes to Consolidated Financial Statements
7. Long-Term Debt and Notes Payable
The components of long-term debt and notes payable are shown in the following table:

	December 31,
	2004	2005
	(Predecessor)	(Successor)
	(in thousands)
9 1/2 % Senior Subordinated Notes	$175,000	$—
7 1/2 % Senior Subordinated Notes	175,000	—
7 5/8 % Senior Subordinated Notes	—	660,000
Senior secured credit facility	—	660,650
Seller notes	3,406	899
Other	1,184	731

Total debt	354,590	1,322,280
Less: current maturities	3,557	6,516

Total long-term debt	$351,033	$1,315,764

Senior Secured Credit Facility
The Company’s senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
▪	A $300.0 million revolving credit facility that will terminate on February 24, 2011 including both a letter of credit sub facility and a swingline loan sub facility and;

▪	A $580.0 million term loan facility that matures on February 24, 2012 that was drawn at the closing of the Merger.
The interest rates per annum applicable to loans, other than swingline loans, under the Company’s new senior secured credit facility is, at the Company’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Company’s lenders are subject. The applicable margin percentage for revolving loans is currently (1) 1.25% for alternate base rate loans and (2) 2.25% for adjusted LIBOR loans subject to change based upon the ratio of the Company’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. The

Select Medical Corporation
Notes to Consolidated Financial Statements
average interest rate for the period from February 25, 2005 to December 31, 2005 was 5.4%.
On the last business day of each calendar quarter the Company is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The annual commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of the Company’s total indebtedness to the Company’s consolidated EBITDA (as defined in the credit agreement). Availability under the revolving credit facility at December 31, 2005 was approximately $193.0 million. The Company is authorized to issue up to $50.0 million in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial ratio tests. Approximately $22.0 million in letters of credit were outstanding at December 31, 2005.
The senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $1.45 million per quarter through December 31, 2010, with the balance of the term loans paid in four equal quarterly installments thereafter.
The senior secured credit facility requires the Company to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2005, the Company is in compliance with all debt covenants in the senior secured credit facility.
Senior Subordinated Notes
On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of its 7 5/8 % Senior Subordinated Notes (the “Notes”) due 2015 which the Company assumed in the Merger. The net proceeds of the offering were used to finance a portion of the Merger consideration as discussed in Note 1, refinance certain of the Company’s existing indebtedness, and pay related fees and expenses. The Notes are unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s

Select Medical Corporation
Notes to Consolidated Financial Statements
subsidiaries did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior credit facility. The Notes rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness and senior to all of the Company’s existing and future subordinated indebtedness.
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

Select Medical Corporation
Notes to Consolidated Financial Statements
7 1/2% Senior Subordinated Notes
On August 12, 2003, the Company issued and sold $175.0 million of 7 1/2% Senior Subordinated Notes due 2013. The net proceeds of the 7 1/2% Senior Subordinated Notes offering together with existing cash were used to complete the acquisition of Kessler Rehabilitation Corporation. Upon consummation of the Merger, the notes were repurchased.
9 1/2 % Senior Subordinated Notes
On June 11, 2001 the Company issued 9 1/2% Senior Subordinated Notes due 2009 in an original aggregate principal amount of $175.0 million. The net proceeds relating to the 9 1/2 % Senior Subordinated Notes were used to repay debt under the Company’s senior credit facility and to repay 10% Senior Subordinated Notes. Upon consummation of the Merger, the Company repurchased $169.3 million in aggregate principal amount of the 9 1/2 % Senior Subordinated Notes, representing approximately 97% of the outstanding principal amount of such notes. The remaining $5.8 million of the 9 1/2 % Senior Subordinated Notes were redeemed by the Company on June 15, 2005.
Maturities of the Company’s long-term debt for the years after 2005 are approximately as follows (in thousands):

2006	$6,516
2007	6,559
2008	5,955
2009	5,800
2010	5,800
2011 and beyond	1,291,650
Senior Floating Rate Notes
     On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The floating rate notes are general unsecured obligations of Holdings and are not guaranteed by the Company or any of its subsidiaries. The net proceeds of the issuance of the floating rate notes, together with cash provided through a dividend from the Company, was used to reduce the amount of Holdings’ preferred stock, to make a payment to participants in Holdings’ long-term incentive plan, and to pay related fees and expenses. Holdings is a holding company, and as such, will rely on the Company’s cash flow to service this obligation.

Select Medical Corporation
Notes to Consolidated Financial Statements
8. Stockholders’ Equity
Stock Repurchase Program
On February 23, 2004, the Predecessor Company’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. During the year ended December 31, 2004, the Company repurchased and retired a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. The Company did not purchase any of its stock under its share repurchase program during the pendency of the Merger, which is described in Footnote 1.
Common Stock
As part of the Merger, common stock of the Predecessor was retired. On February 25, 2005 the Company was capitalized by an equity contribution from Holdings with a value of $422.5 million.
9. Long-Term Incentive Compensation
On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan (“cash plan”). The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. The purposes of the cash plan are to attract and retain key employees, motivate participating key employees to achieve the long-range goals of the Company, provide competitive incentive compensation opportunities and further align the interests of participating key employees with Holdings’ stockholders.
Payment of cash benefits is based upon (i) the value of the Company upon a change of control of Holdings or upon qualified initial public offering of Holdings or (ii) a redemption of Holdings’ preferred stock or special dividends paid on Holdings’ preferred stock. Until the occurrence of an event that would trigger the payment of cash on any outstanding units is deemed probable by the Company, no expense for any award is reflected in the Company’s financial statements.
As a result of the special dividend of $175.0 million paid to Holdings’ preferred stockholders on September 29, 2005, certain provisions of the Holdings’ long-term incentive compensation plan were met and resulted in a payment of $14.5 million to certain senior management of the Company.

Select Medical Corporation
Notes to Consolidated Financial Statements
10. Stock Option and Restricted Stock Plans
Predecessor Stock Option Plans
All stock options related to the Predecessor stock incentive plans (Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan and the 2002 Non-Employee Directors’ Plan) were canceled in connection with the Merger. Stock option holders received as consideration a cash payment equal to (i) $18.00 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not). The Company paid a total of $142.2 million in cash to stock option holders to cancel these options.
Successor Stock Option and Restricted Stock Plans
The Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) in the Successor period beginning on February 25, 2005. Holdings, the Company’s parent, adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan (the Plan). The equity incentive plan provides for grants of restricted stock and stock options of Holdings. Because the Plan is for the benefit of the Company, any compensation expense related to awards under the Plan are reflected in the Company’s financial statements, with a corresponding credit to additional paid-in-capital to reflect this contribution by Holdings.
Holdings granted 56,346,996 shares of common stock of Holdings as restricted stock awards during the period from February 25, 2005 through December 31, 2005. These awards range in value from $0.34 to $0.50 per share and generally vest over five years with a term not to exceed ten years. Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2005, is estimated to be as follows (in thousands):

	2006	2007	2008	2009	2010

Compensation expense	$3,759	$3,759	$2,173	$1,155	$204
Effective at the time of the Merger, Holdings granted stock options for shares of common stock to certain employees amounting to options to purchase 1,984,450 shares at an exercise price of $1.00 per share. In addition, on August 10, 2005 Holdings granted 60,000 options to non-employee directors under the 2005 Equity Incentive Plan for Non-Employee Directors. The options generally vest over five years and have an option term not to exceed 10 years. The fair value of an option to purchase one share was estimated to be $0.03. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 45%, no dividend yield, an expected life of 3.5 years and a risk free rate of 3.65%.

Select Medical Corporation
Notes to Consolidated Financial Statements
11. Income Taxes
Significant components of the Company’s tax provision from continuing operations for the years ended December 31, 2003 and 2004 and the period from January 1 through February 24, 2005 and the period from February 25 through December 31, 2005 are as follows:

	Predecessor			Successor
				Period
				from
			Period from	February
			January 1	25
			through	through
	For the Year Ended		February 24,	December
	December 31,		2005	31, 2005
	2003	2004
	(in thousands)

Current:
Federal	$33,172	$53,742	$3,632	$26,585
State and local	6,229	12,006	437	2,929

Total current	39,401	65,748	4,069	29,514
Deferred	6,837	10,803	(63,863)	26,956

Total income tax provision	$46,238	$76,551	$(59,794)	$56,470

The differences between the expected income tax provision from continuing operations and income taxes computed at the federal statutory rate of 35% were as follows:

	Predecessor			Successor
			Period from	Period from
			January 1	February 25
			through	through
	For the Year Ended		February 24,	December
	December 31,		2005	31, 2005
	2003	2004

Expected federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.3	3.1	4.6	4.8
Other permanent differences	1.3	0.8	—	2.9
Valuation Allowance	—	1.3	(1.5)	(1.2)
Other	—	—	(0.9)	(0.9)

Total	39.6%	40.2%	37.2%	40.6%

Select Medical Corporation
Notes to Consolidated Financial Statements
     A summary of deferred tax assets and liabilities is as follows:

	December 31,
	Predecessor	Successor
	2004	2005
	(in thousands)
Deferred tax assets — current Allowance for doubtful accounts	$37,846	$29,845
Compensation and benefit related accruals	15,813	19,020
Malpractice insurance	1,082	9,717
Restructuring reserve	1,959	201
Patient care reserve	1,595	—
Net operating loss carryforwards	—	4,822
Other accruals, net	944	1,890

Net deferred tax asset — current	59,239	65,495

Deferred tax assets — non current Expenses not currently deductible for tax	199	212
Net operating loss carry forwards	14,289	8,917
Restricted Stock Options	—	(4,413)
Interest rate swap	—	(1,720)
Depreciation and amortization	(8,440)	(23,166)

Net deferred tax asset — non current	6,048	(20,170)

Net deferred tax asset before valuation allowance	65,287	45,325
Valuation allowance	(10,506)	(11,961)

	$54,781	$33,364

The valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The net deferred tax assets of approximately $33.0 million consist of: items which have been recognized for financial reporting purposes, but which will reduce tax on returns to be filed in the future and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

Select Medical Corporation
Notes to Consolidated Financial Statements
Net operating loss carry forwards expire as follows (in thousands):

2006	$—
2007	—
2008	—
2009	—
Thereafter through 2019	4,530
As a result of the acquisition of Kessler Rehabilitation Corporation and SemperCare, Inc., the Company is subject to the provisions of Section 382 of the Internal Revenue Code which provide for annual limitations on the deductibility of acquired net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. Additionally, if certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.
The Company has total state net operating losses of approximately $386.0 million with various expirations.
12. Retirement Savings Plan
The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees may elect to defer up to 30% of their salary. The Company matches 50% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $4.9 million and $6.8 million during the years ended December 31, 2003 and 2004, respectively and $1.2 million for the period from January 1 through February 24, 2005 and $7.0 million for the period from February 25 through December 31, 2005.
A subsidiary of the Company sponsored a defined contribution savings plan in 2003 for substantially all eligible employees who have reached 21 years of age and have completed one year of service. Employees may elect to defer up to 15% of their salary. The subsidiary matches 50% of the first 4% of compensation employees contribute to the plan. The employees vest in the employer contributions over a five-year period beginning on the employee’s hire date. The expense incurred by the subsidiary related to this plan was $0.1 million for the year ended December 31, 2003.

Select Medical Corporation
Notes to Consolidated Financial Statements
13. Segment Information
SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.
The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and businesses associated with home medical equipment, orthotics, prosthetics, infusion/intravenous services and computer software. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, equity in earnings from joint ventures, income from discontinued operations, loss on early retirement of debt, Merger related charges, other income and minority interest.
The following table summarizes selected financial data for the Company’s reportable segments:

	Predecessor
	Year Ended December 31, 2003
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$849,260	$478,553	$13,844	$1,341,657
Adjusted EBITDA	145,650	66,378	(36,185)	175,843
Total assets	512,956	365,534	200,508	1,078,998
Capital expenditures	22,559	8,514	4,779	35,852

	Predecessor
	Year Ended December 31, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$1,089,538	$498,830	$13,156	$1,601,524
Adjusted EBITDA	236,181	71,562	(46,287)	261,456
Total assets	520,572	318,180	274,969	1,113,721
Capital expenditures	23,320	5,885	3,421	32,626

Select Medical Corporation
Notes to Consolidated Financial Statements

	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$202,465	$73,344	$1,927	$277,736
Adjusted EBITDA	44,343	9,848	(7,660)	46,531
Total assets	903,208	239,019	89,186	1,231,413
Capital expenditures	1,163	408	1,015	2,586

	Successor
	Period from February 25 through December 31, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$1,167,855	$407,367	$5,484	$1,580,706
Adjusted EBITDA	262,996	56,109	(35,702)	283,403
Total assets (1)	1,652,532	293,720	217,117	2,163,369
Capital expenditures	101,158	3,342	2,860	107,360

(1)	The Outpatient Rehabilitation segment includes $75.3 million in assets held for sale related to the sale of the Company’s Canadian operations (Footnote 3).

Select Medical Corporation
Notes to Consolidated Financial Statements
A reconciliation of net income to Adjusted EBITDA is as follows:

	Predecessor			Successor
			Period from	Period from
			January 1	February 25
			through	through
	For the Year Ended December		February 24,	December
	31,		2005	31, 2005
	2003	2004
	(in thousands)
Net income (loss)	$74,471	$118,184	$(100,251)	$85,575
Income from discontinued operations	(3,865)	(4,458)	(522)	(3,072)
Income tax expense (benefit)	46,238	76,551	(59,794)	56,470
Minority interest	1,661	2,608	330	1,776
Interest expense, net	24,499	30,716	4,128	82,985
Other income	—	(1,096)	(267)	(3,018)
Equity in earnings from joint ventures	(824)	—	—	—
Merger related charges	—	—	12,025	—
Loss on early retirement of debt	—	—	42,736	—
Depreciation and amortization	33,663	38,951	5,933	37,922
Long-term incentive compensation	—	—	—	14,453
Stock compensation expense	—	—	142,213	10,312

Adjusted EBITDA	$175,843	$261,456	$46,531	$283,403

14. Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows and on the market value of its borrowings. On June 13, 2005, the Company entered into an interest rate swap agreement to hedge the Company’s revolving credit facility. The effective date of the swap transaction was August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with the senior secured credit facility. The variable interest rate of the debt was 6.1% and the fixed rate of the swap was 6.0% at December 31, 2005. The swap is for a period of five years, with resets on February 22, May 22, August 22 and November 22 of each year.

Select Medical Corporation
Notes to Consolidated Financial Statements
The interest rate swap has been designated a hedge and qualified under the provision of SFAS No. 133 as an effective hedge. The interest rate swap is reflected at fair value in the consolidated balance sheet and the related gain of $2.4 million, net of tax, was recorded in stockholders’ equity as a component of other comprehensive income. The Company will test for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method.
On September 19, 2005, the Company entered into an additional interest rate swap agreement. The effective date of the swap transaction was September 29, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $175.0 million, and the underlying variable rate debt is associated with the $175.0 million senior floating rate notes due 2015. The swap is for a period of four years, with semi-annual resets on March 15 and September 15 of each year.
This interest rate swap does not qualify under SFAS No. 133 as an effective hedge as the cash flow stream being hedged relates to required dividend payments to Holdings to fund interest payments on Holdings’ $175.0 million senior floating rate notes resulting in a gain of $1.9 million being recognized in the other income section of the consolidated statement of operations.
Borrowings under the senior credit facility which are not subject to the swap have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.
The carrying value for the 7 5/8% Senior Subordinated Notes was $660.0 million at December 2005, and the estimated fair value was $632.8 million at December 31, 2005.
15. Related Party Transactions
The Company is party to various rental and other agreements with companies owned by a related party affiliated through common ownership or management. The Company made rental and other payments aggregating $1.5 million and $1.9 million during the years ended December 31, 2003 and 2004, respectively and $0.3 million for the period from January 1 through February 24, 2005 (Predecessor) and $1.7 million for the period from February 25 through December 31, 2005 (Successor) to the affiliated companies.

Select Medical Corporation
Notes to Consolidated Financial Statements
As of December 31, 2005, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2006	$1,963
2007	1,992
2008	2,001
2009	1,843
2010	1,816
Thereafter	7,503

$17,118

16. Commitments and Contingencies Leases
The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2005 are approximately as follows (in thousands):

2006	$73,020
2007	53,473
2008	34,108
2009	18,895
2010	9,047
Thereafter	11,013

$199,556

Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2003 and 2004 was approximately $90.9 million and $102.3 million, respectively and for the period from January 1 through February 24, 2005 (Predecessor) was $18.0 million and for the period from February 25 through December 31, 2005 (Successor) was $96.7 million.
Facility rent expense for the years ended December 31, 2003 and 2004 was approximately $68.0 million and $75.6 million, respectively and for the period from January 1 through February 24, 2005 (Predecessor) was $13.6 million and for the period from February 25 through December 31, 2005 (Successor) was $68.0 million.

Select Medical Corporation
Notes to Consolidated Financial Statements
Patient Care Obligation
The Company acquired a long-term obligation to care for an indigent, ventilator dependent, quadriplegic individual through its acquisition of Kessler Rehabilitation Corporation. In September 2005, the Company recorded a one time benefit of $3.8 million related to the termination of this liability.
Other
In March 2000, the Company entered into three-year employment agreements with three of its executive officers. Under these agreements, the three executive officers currently receive a combined total annual salary of $2.1 million subject to adjustment by the Company’s Board of Directors. The employment agreements also contains a change in control provision and provides that the three executive officers will receive long-term disability insurance. At the end of each 12-month period beginning March 1, 2000, the term of each employment agreement automatically extends for an additional year unless one of the executives or the Company gives written notice to the other not less than three months prior to the end of that 12-month period that they do not want the term of the employment agreement to continue.
In addition in June 1997, the Company entered into an employment agreement with a member of senior management and in March 2000, the Company entered into a change in control agreement with two members of senior management.
A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team and for the team’s headquarters complex that requires a payment of $2.4 million in 2006. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.
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
On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint

Select Medical Corporation
Notes to Consolidated Financial Statements
continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. This litigation is in its pre-answer motion phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations, due to the uncertain nature of such litigation. However, the Company cannot predict the outcome of this matter.
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
Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the

Select Medical Corporation
Notes to Consolidated Financial Statements
former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that this qui tam action will not have a material adverse effect on the Company.
17. Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2003, 2004 and 2005:

	Predecessor			Successor
	For the Year Ended
	December 31,
				Period
			Period from	from
			January 1	February
			through	25 through
			February 24,	December
	2003	2004	2005	31, 2005

Notes issued with acquisitions (Note 2)	$316	$214	$—	$60
Liabilities assumed with acquisitions (Note 2)	36,513	573	19,924	148
Tax benefit of stock option exercises	25,059	13,044	1,507	—
18. Subsequent Event
On December 23, 2005 the Company entered into an acquisition agreement to sell its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”) for approximately C$89.8 million ($79.0 million, US dollars). The sale was completed on March 1, 2006. CBIL operated approximately 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company conducted all of its Canadian activity through CBIL. The financial results of CBIL have been reclassified as discontinued operations in our statement of operations for all periods presented and its assets and liabilities have been reclassified as held for sale in our December 31, 2005 balance sheet (see Footnote 3).

Select Medical Corporation
Notes to Consolidated Financial Statements
19. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries
The 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2004 and 2005 and for the period January 1, 2005 through February 24, 2005 (Predecessor), February 25, 2005 through December 31, 2005 (Successor), and the years ended December 31, 2003 and 2004 (Predecessor).
The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Select Medical Corporation
Notes to Consolidated Financial Statements
The following table sets forth the Non-Guarantor Subsidiaries at December 31, 2005:
Caritas Rehab Services, LLC
Canadian Back Institute Limited and its subsidiaries (1)
Cupertino Medical Center, P.C.
Elizabethtown Physical Therapy
Jeff Ayres, PT Therapy Center, Inc.
Jeffersontown Physical Therapy, LLC
Kentucky Orthopedic Rehabilitation, LLC
Kessler Core PT, OT and Speech Therapy at New York, LLC
Langhorne, P.C.
Lester OSM, P.C.
Louisville Physical Therapy, P.S.C.
Medical Information Management Systems, LLC
Metropolitan West Physical Therapy and Sports Medicine Services Inc.
Metro Therapy, Inc.
MKJ Physical Therapy, Inc.
New York Physician Services, P.C.
North Andover Physical Therapy, Inc.
OccuMed East, P.C.
Ohio Occupational Health, P.C., Inc.

Partners in Physical Therapy, PLLC

Philadelphia Occupational Health, P.C.

Rehabilitation Physician Services, P.C.

Robinson & Associates, P.C.

Select Specialty Hospital — Central Pennsylvania, L.P.

Select Specialty Hospital — Houston, L.P.

Select Specialty Hospital — Mississippi Gulf Coast, Inc.

Sprint Physical Therapy, P.C.

Therex, P.C.

TJ Corporation I, LLC

U.S. Regional Occupational Health II, P.C.

U.S. Regional Occupational Health II of New Jersey, P.C.

(1)	The assets and liabilities have been classified as held for sale at December 31, 2005 and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the years ended December 31, 2003, 2004 and 2005.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2005
	Successor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$16,738	$3,631	$15,492	$—		$35,861
Restricted cash	6,345	—	—	—		6,345
Accounts receivable, net	—	243,003	13,795	—		256,798
Prepaid income taxes	(12,041)	15,147	1,004	—		4,110
Current deferred tax asset	25,335	30,845	2,955	—		59,135
Current assets held for sale	—	—	13,876	—		13,876
Other current assets	1,911	13,583	4,231	—		19,725

Total Current Assets	38,288	306,209	51,353	—		395,850

Property and equipment, net	9,158	219,288	20,095	—		248,541
Investment in affiliates	1,708,057	69,140	—	(1,777,197	) (a)	—
Goodwill	—	1,290,000	15,210	—		1,305,210
Other identifiable intangibles	—	86,772	17	—		86,789
Other assets held for sale	—	—	61,388			61,388
Other assets	57,389	7,066	1,136	—		65,591

Total Assets	$1,812,892	$1,978,475	$149,199	$(1,777,197)		$2,163,369

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$17,584	$1,771	$—	$—		$19,355
Current portion of long-term debt and notes payable	1,040	5,472	4	—		6,516
Accounts payable	1,991	52,876	5,661	—		60,528
Intercompany accounts	215,689	(283,452)	67,763	—		—
Accrued payroll	770	60,458	303	—		61,531
Accrued vacation	2,837	21,958	2,188	—		26,983
Accrued interest	25,230	—	—	—		25,230
Accrued professional liability	21,527	—	—	—		21,527
Accrued restructuring	—	390	—	—		390
Accrued other	(1,405)	68,965	1,486	—		69,046
Due to third party payors	6,099	14,153	(8,077)	—		12,175
Current liabilities held for sale	—	—	4,215			4,215

Total Current Liabilities	291,362	(57,409)	73,543	—		307,496

Long-term debt, net of current portion	1,011,640	286,612	17,512	—		1,315,764
Noncurrent deferred tax liability	3,725	22,447	(401)	—		25,771
Noncurrent liabilities held for sale	—	—	3,817			3,817

Total liabilities	1,306,727	251,650	94,471	—		1,652,848

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	13	4,343	—		4,356

Stockholders’ Equity:
Capital in excess of par	440,799	—	—	—		440,799
Retained earnings	61,134	91,016	19,056	(110,072	) (b)	61,134
Subsidiary investment	—	1,635,796	31,329	(1,667,125	) (a)	—
Accumulated other comprehensive income	4,232	—	—	—		4,232

Total Stockholders’ Equity	506,165	1,726,812	50,385	(1,777,197)		506,165

Total Liabilities and Stockholders’ Equity	$1,812,892	$1,978,475	$149,199	$(1,777,197)		$2,163,369

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$28	$248,857	$28,851	$—		$277,736

Costs and expenses:
Cost of services	—	193,323	23,810	—		217,133
Stock compensation expense	142,213	—	—	—		142,213
General and administrative	6,931	553	—	—		7,484
Bad debt expense	—	6,223	365	—		6,588
Depreciation and amortization	371	5,025	537	—		5,933

Total costs and expenses	149,515	205,124	24,712	—		379,351

Income (loss) from operations	(149,487)	43,733	4,139	—		(101,615)

Other income and expense:
Intercompany interest and royalty fees	6,261	(6,221)	(40)	—		—
Intercompany management fees	(213,822)	213,436	386	—		—
Loss on early retirement of debt	42,736	—	—	—		42,736
Merger related charges	12,025	—	—	—		12,025
Other income	(267)	—	—	—		(267)
Interest income	(294)	(229)	—	—		(523)
Interest expense	1,433	2,953	265	—		4,651

Income (loss) before minority interests and income taxes	2,441	(166,206)	3,528	—		(160,237)

Minority interest in consolidated subsidiary companies	—	7	323	—		330

Income (loss) from continuing operations before income taxes	2,441	(166,213)	3,205	—		(160,567)

Income tax expense (benefit)	130	(59,937)	13	—		(59,794)

Income (loss) from continuing operations	2,311	(106,276)	3,192	—		(100,773)

Income from discontinued operations, net of tax	—	—	522	—		522

Equity in earnings of subsidiaries	(102,562)	3,192	—	99,370	(a)	—

Net income (loss)	$(100,251)	$(103,084)	$3,714	$99,370		$(100,251)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period February 25 through December 31, 2005
	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$13	$1,432,620	$148,073	$—		$1,580,706

Costs and expenses:
Cost of services	—	1,122,278	121,905	—		1,244,183
Stock compensation expense	10,312	—	—	—		10,312
Long-term incentive compensation	14,453	—	—	—		14,453
General and administrative	33,622	1,285	—	—		34,907
Bad debt expense	—	18,448	(235)	—		18,213
Depreciation and amortization	5,472	29,605	2,845	—		37,922

Total costs and expenses	63,859	1,171,616	124,515	—		1,359,990

Income (loss) from operations	(63,846)	261,004	23,558	—		220,716

Other income and expense:
Intercompany interest and royalty fees	27,389	(27,073)	(316)	—		—
Intercompany management fees	(144,892)	141,877	3,015	—		—
Other income	(3,018)	—	—	—		(3,018)
Interest income	(694)	(71)	(2)	—		(767)
Interest expense	65,977	16,659	1,116	—		83,752

Income (loss) before minority interests and income taxes	(8,608)	129,612	19,745	—		140,749

Minority interest in consolidated subsidiary companies	—	161	1,615	—		1,776

Income (loss) from continuing operations before income taxes	(8,608)	129,451	18,130	—		138,973

Income tax expense (benefit)	(95)	54,419	2,146	—		56,470

Income (loss) from continuing operations	(8,513)	75,032	15,984	—		82,503

Income from discontinued operations, net of tax	—	—	3,072	—		3,072

Equity in earnings of subsidiaries	94,088	15,984	—	(110,072	) (a)	—

Net income	$85,575	$91,016	$19,056	$(110,072)		$85,575

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income (loss)	$(100,251)	$(103,084)	$3,714	$99,370	(a)	$(100,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	371	5,025	781	—		6,177
Provision for bad debts	—	6,223	438	—		6,661
Loss on early retirement of debt (non-cash)	7,977	—	—	—		7,977
Deferred income taxes	(1,377)	(62,403)	(83)	—		(63,863)
Minority interests	—	7	462	—		469
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	102,562	(3,192)	—	(99,370	)(a)	—
Intercompany	(9,581)	12,090	(2,509)	—		—
Accounts receivable	(133)	(47,567)	(1,276)	—		(48,976)
Other current assets	1,899	(374)	291	—		1,816
Other assets	8,375	(9,045)	48	—		(622)
Accounts payable	(296)	6,128	(582)	—		5,250
Due to third-party payors	—	3,953	(3,286)	—		667
Accrued expenses	47,203	152,793	(87)	—		199,909
Income taxes	(57,813)	62,403	(748)	—		3,842

Net cash provided by (used in) operating activities	(1,064)	22,957	(2,837)	—		19,056

Investing activities
Purchases of property and equipment	(305)	(2,045)	(236)	—		(2,586)
Restricted cash	108	—	—	—		108
Acquisition of businesses, net of cash acquired	—	(105,092)	(3,187)	—		(108,279)

Net cash used in investing activities	(197)	(107,137)	(3,423)	—		(110,757)

Financing activities
Intercompany debt reallocation	(2,964)	63	2,901	—		—
Principal payments on seller and other debt	—	(528)	—	—		(528)
Proceeds from issuance of common stock	1,023	—	—	—		1,023
Distributions to minority interests	—	—	(401)	—		(401)

Net cash provided by (used in) financing activities	(1,941)	(465)	2,500	—		94

Effect of exchange rate changes on cash and cash equivalents	(149)	—	—	—		(149)

Net decrease in cash and cash equivalents	(3,351)	(84,645)	(3,760)	—		(91,756)

Cash and cash equivalents at beginning of period	161,704	74,641	11,131	—		247,476

Cash and cash equivalents at end of period	$158,353	$(10,004)	$7,371	$—		$155,720

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Periord from February 25 through December 31, 2005
	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income	$85,575	$91,016	$19,056	$(110,072	)(a)	$85,575
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,472	29,605	3,983	—		39,060
Provision for bad debts	—	18,448	152	—		18,600
Noncash compensation expense	10,312	—	—	—		10,312
Non cash income from hedge	(1,926)	—	—	—		(1,926)
Deferred income taxes	(848)	25,104	2,700	—		26,956
Other non cash expenses	—	810	—	—		810
Minority interests	—	161	2,857	—		3,018
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(94,088)	(15,984)	—	110,072	(a)	—
Intercompany	(17,482)	29,077	(11,595)	—		—
Accounts receivable	162	(6,376)	3,306	—		(2,908)
Other current assets	(914)	1,129	97	—		312
Other assets	3,873	549	51	—		4,473
Accounts payable	641	2,713	(1,100)	—		2,254
Due to third-party payors	49	1,811	(3,617)	—		(1,757)
Accrued expenses	(28,364)	(133,491)	(1,100)	—		(162,955)
Income taxes	18,423	—	4,825	—		23,248

Net cash provided by (used in) operating activities	(19,115)	44,572	19,615	—		45,072

Investing activities
Purchases of property and equipment	(2,784)	(95,882)	(8,694)	—		(107,360)
Restricted cash	578	—	—	—		578
Acquisition of businesses, net of cash acquired	—	(2,255)	(1,017)	—		(3,272)

Net cash used in investing activities	(2,206)	(98,137)	(9,711)	—		(110,054)

Financing activities
Equity investment by Holdings	724,042	—	—	—		724,042
Proceeds from credit facility	780,000	—	—	—		780,000
Proceeds from senior subordinated notes	660,000	—	—	—		660,000
Net repayments on credit facility debt	(119,350)	—	—	—		(119,350)
Dividends to Holdings	(9,988)	—	—	—		(9,988)
Repayment of senior subordinated notes	(350,000)	—	—	—		(350,000)
Payment of deferred financing costs	(57,198)	—	—	—		(57,198)
Repurchases of common stock and options	(1,687,994)	—	—	—		(1,687,994)
Costs associated with equity investment of Holdings	(8,686)	—	—	—		(8,686)
Intercompany debt reallocation	(70,779)	70,958	(179)	—		—
Principal payments on seller and other debt	(340)	(3,758)	(63)	—		(4,161)
Proceeds from bank overdrafts	19,355	—	—	—		19,355
Distributions to minority interests	—	—	(1,541)	—		(1,541)

Net cash provided by (used in) financing activities	(120,938)	67,200	(1,783)	—		(55,521)

Effect of exchange rate changes on cash and cash equivalents	644	—	—	—		644

Net increase (decrease) in cash and cash equivalents	(141,615)	13,635	8,121	—		(119,859)

Cash and cash equivalents at beginning of period	158,353	(10,004)	7,371	—		155,720

Cash and cash equivalents at end of period	$16,738	$3,631	$15,492	$—		$35,861

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2004
	Predecessor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$161,704	$74,641	$11,131	$—		$247,476
Restricted cash	7,031	—	—	—		7,031
Accounts receivable, net	29	201,399	15,424	—		216,852
Current deferred tax asset	8,962	46,172	4,105	—		59,239
Other current assets	2,896	11,222	4,619	—		18,737

Total Current Assets	180,622	333,434	35,279	—		549,335

Property and equipment, net	8,038	139,610	17,688	—		165,336
Investment in affiliates	564,136	59,403	—	(623,539	)(a)	—
Goodwill	5,853	244,927	51,289	—		302,069
Other identifiable intangibles	—	78,304	—	—		78,304
Other assets	12,439	5,003	1,235	—		18,677

Total Assets	$771,088	$860,681	$105,491	$(623,539)		$1,113,721

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$1,380	$1,674	$503	$—		$3,557
Accounts payable	1,646	39,643	7,343	—		48,632
Intercompany accounts	139,392	(140,606)	1,214	—		—
Accrued payroll	493	55,956	105	—		56,554
Accrued vacation	2,528	18,957	1,617	—		23,102
Accrued interest	6,401	71	—	—		6,472
Accrued professional liability	14,627	—	—	—		14,627
Accrued restructuring	—	4,924	—	—		4,924
Accrued other	6,071	50,499	3,442	—		60,012
Income taxes payable	(27,767)	43,561	(11,320)	—		4,474
Due to third party payors	6,068	8,372	(1,174)	—		13,266

Total Current Liabilities	150,839	83,051	1,730	—		235,620

Long-term debt, net of current portion	105,058	229,485	16,490	—		351,033
Noncurrent deferred tax liability	(752)	4,395	815	—		4,458

Total liabilities	255,145	316,931	19,035	—		591,111

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	414	6,253	—		6,667

Stockholders’ Equity:
Common stock	1,020	—	—	—		1,020
Capital in excess of par	275,281	—	—	—		275,281
Retained earnings	230,535	218,749	49,351	(268,100	)(b)	230,535
Subsidiary investment	—	324,587	30,852	(355,439	)(a)	—
Accumulated other comprehensive loss	9,107	—	—	—		9,107

Total Stockholders’ Equity	515,943	543,336	80,203	(623,539)		515,943

Total Liabilities and Stockholders’ Equity	$771,088	$860,681	$105,491	$(623,539)		$1,113,721

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2004
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$134	$1,424,087	$177,303	$—		$1,601,524

Costs and expenses:
Cost of services	—	1,100,646	145,603	—		1,246,249
General and administrative	44,494	1,362	—	—		45,856
Bad debt expense	—	47,841	122	—		47,963
Depreciation and amortization	2,349	32,937	3,665	—		38,951

Total costs and expenses	46,843	1,182,786	149,390	—		1,379,019

Income (loss) from operations	(46,709)	241,301	27,913	—		222,505

Other income and expense:
Intercompany interest and royalty fees	26,736	(26,652)	(84)	—		—
Intercompany management fees	(100,099)	96,659	3,440	—		—
Other income	(1,096)	—	—	—		(1,096)
Interest income	(1,367)	(1,048)	(168)	—		(2,583)
Interest expense	10,858	20,043	2,398	—		33,299

Income before minority interests and income taxes	18,259	152,299	22,327	—		192,885

Minority interest in consolidated subsidiary companies	—	249	2,359	—		2,608

Income from continuing operations before income taxes	18,259	152,050	19,968	—		190,277

Income tax expense	12,208	62,340	2,003	—		76,551

Income from continuing operations	6,051	89,710	17,965	—		113,726

Income from discontinued operations, net of tax	—	752	3,706	—		4,458

Equity in earnings of subsidiaries	112,133	17,965	—	(130,098	) (a)	—

Net income	$118,184	$108,427	$21,671	$(130,098)		$118,184

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Twelve Months Ended December 31, 2004
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income	$118,184	$108,427	$21,671	$(130,098	)(a)	$118,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,349	32,872	4,691	—		39,912
Provision for bad debts	—	48,305	681	—		48,986
Deferred income taxes	(1,164)	11,483	484	—		10,803
Minority interests	—	249	3,199	—		3,448
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(112,133)	(17,965)	—	130,098	(a)	—
Intercompany	60,537	(52,738)	(7,799)	—		—
Accounts receivable	3	(33,463)	10,596	—		(22,864)
Other current assets	1,277	2,726	4,591	—		8,594
Other assets	1,286	1,783	(291)	—		2,778
Accounts payable	(6,813)	(7,585)	418	—		(13,980)
Due to third-party payors	—	(53,475)	1,179	—		(52,296)
Accrued expenses	(575)	3,346	298	—		3,069
Income taxes	35,034	(843)	(6,549)	—		27,642

Net cash provided by operating activities	97,985	43,122	33,169	—		174,276

Investing activities
Purchases of property and equipment, net	(3,194)	(26,181)	(3,251)	—		(32,626)
Restricted cash	(7,031)	—	—	—		(7,031)
Proceeds from sale of discontinued operations	—	11,554	—	—		11,554
Earnout payments	—	(2,983)	—	—		(2,983)
Proceeds from sale of membership interests	—	4,064	—	—		4,064
Acquisition of businesses, net of cash acquired	—	—	(1,937)	—		(1,937)

Net cash used in investing activities	(10,225)	(13,546)	(5,188)	—		(28,959)

Financing activities
Intercompany debt reallocation	21,415	(12,197)	(9,218)	—		—
Net repayments on credit facility debt	—	—	(8,483)	—		(8,483)
Principal payments on seller and other debt	—	(3,616)	(288)	—		(3,904)
Repurchases of common stock	(48,058)	—	—	—		(48,058)
Proceeds from issuance of common stock	18,623	—	—	—		18,623
Payment of common stock dividends	(9,209)	—	—	—		(9,209)
Repayment of bank overdrafts	(11,427)	—	—	—		(11,427)
Distributions to minority interests	—	—	(1,501)	—		(1,501)

Net cash used in financing activities	(28,656)	(15,813)	(19,490)	—		(63,959)

Effect of exchange rate changes on cash and cash equivalents	611	—	—	—		611

Net increase in cash and cash equivalents	59,715	13,763	8,491	—		81,969

Cash and cash equivalents at beginning of period	101,989	60,878	2,640	—		165,507

Cash and cash equivalents at end of period	$161,704	$74,641	$11,131	$—		$247,476

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2003
	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$8,689	$1,171,602	$161,366	$—		$1,341,657

Costs and expenses:
Cost of services	—	931,085	139,615	—		1,070,700
General and administrative	40,525	3,892	—	—		44,417
Bad debt expense	—	40,555	10,142	—		50,697
Depreciation and amortization	2,354	28,108	3,201	—		33,663

Total costs and expenses	42,879	1,003,640	152,958	—		1,199,477

Income (loss) from operations	(34,190)	167,962	8,408	—		142,180

Other income and expense:
Intercompany interest and royalty fees	25,015	(25,033)	18	—		—
Intercompany management fees	(125,527)	122,929	2,598	—		—
Equity in earnings from joint ventures	—	(824)	—	—		(824)
Interest income	(554)	(379)	(3)	—		(936)
Interest expense	7,861	14,286	3,288	—		25,435

Income from continuing operations before minority interests	59,015	56,983	2,507	—		118,505

Minority interest in consolidated subsidiary companies	—	231	1,430	—		1,661

Income from continuing operations before income taxes	59,015	56,752	1,077	—		116,844

Income tax expense	24,962	20,145	1,131	—		46,238

Income (loss) from continuing operations	34,053	36,607	(54)	—		70,606

Income from discontinued operations, net of tax	—	251	3,614	—		3,865

Equity in earnings of subsidiaries	40,418	(54)	—	(40,364	) (a)	—

Net income	$74,471	$36,804	$3,560	$(40,364)		$74,471

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2003
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income	$74,471	$36,804	$3,560	$(40,364	)(a)	$74,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,354	28,411	4,192	—		34,957
Provision for bad debts	—	40,663	10,765	—		51,428
Deferred taxes	(2)	6,878	(39)	—		6,837
Minority interests	—	231	2,171	—		2,402
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(40,418)	54	—	40,364	(a)	—
Intercompany	(12,056)	16,424	(4,368)	—		—
Accounts receivable	(317)	9,712	(557)	—		8,838
Other current assets	(6,301)	463	791	—		(5,047)
Other assets	(1,790)	6,591	97	—		4,898
Accounts payable	5,922	10,341	1,236	—		17,499
Due to third-party payors	13,293	5,797	2,138	—		21,228
Accrued expenses	9,339	7,232	2,766	—		19,337
Income taxes	12,606	—	(3,206)	—		9,400

Net cash provided by operating activities	57,101	169,601	19,546	—		246,248

Investing activities
Purchases of property and equipment, net	(4,690)	(27,353)	(3,809)	—		(35,852)
Proceeds from disposal of assets	2,400	195	—	—		2,595
Earnout payments	—	(464)	—	—		(464)
Acquisition of businesses, net of cash acquired	—	(227,541)	(190)	—		(227,731)

Net cash used in investing activities	(2,290)	(255,163)	(3,999)	—		(261,452)

Financing activities
Intercompany debt reallocation	(111,696)	121,961	(10,265)	—		—
Issuance of 7 1/2% Senior Subordinated Notes	175,000	—	—	—		175,000
Payment of deferred financing costs	(5,922)	—	—	—		(5,922)
Net repayments on credit facility debt	(61,657)	—	(3,970)	—		(65,627)
Principal payments on seller and other debt	(110)	(3,543)	(68)	—		(3,721)
Proceeds from issuance of common stock	28,613	—	—	—		28,613
Payment of common stock dividends	(3,066)	—	—	—		(3,066)
Repayment of bank overdrafts	307	—	—	—		307
Distributions to minority interests	—	—	(1,266)	—		(1,266)

Net cash provided by (used in) financing activities	21,469	118,418	(15,569)	—		124,318

Effect of exchange rate changes on cash and cash equivalents	331	—	—	—		331

Net increase (decrease) in cash and cash equivalents	76,611	32,856	(22)	—		109,445

Cash and cash equivalents at beginning of period	25,378	28,022	2,662	—		56,062

Cash and cash equivalents at end of period	$101,989	$60,878	$2,640	$—		$165,507

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Notes to Consolidated Financial Statements
20. Selected Quarterly Financial Data (Unaudited)
The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Predecessor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Year ended December 31, 2004
Net revenues	$403,830	$400,503	$393,467	$403,724
Income from operations	56,922	56,466	53,215	55,902

Income from continuing operations	28,591	29,092	27,186	28,857
Income from discontinued operations, net of tax	979	1,879	631	969

Net income	$29,570	$30,971	$27,817	$29,826

	Predecessor	Successor
	Period from	Period from
	January 1	February 25
	through	through
	February 24,	March 31,	Second	Third	Fourth
	2005	2005	Quarter	Quarter	Quarter
		(in thousands)
Year ended December 31, 2005
Net revenues	$277,736	$188,386	$473,704	$460,658	$457,958
Income (loss) from operations	(101,615)	30,511	71,606	53,751	64,848

Income (loss) from continuing operations	(100,773)	12,401	27,787	16,755	25,560
Income from discontinued operations, net of tax	522	672	1,634	1,061	(295)

Net income (loss)	$(100,251)	$13,073	$29,421	$17,816	$25,265

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Cost and			at End
Description	of Year	Expenses	Acquisitions(A)	Deductions(B)	of Year
			(in thousands)
Combined year ended December 31, 2005 allowance for doubtful accounts	$94,622	$24,801	$7,847	$(52,379)	$74,891
Year ended December 31, 2004 allowance for doubtful accounts	$111,517	$48,522	$—	$(65,417)	$94,622
Year ended December 31, 2003 allowance for doubtful accounts	$79,815	$51,320	$30,574	$(50,192)	$111,517
Combined year ended December 31, 2005 income tax valuation allowance	$10,506	$2,322	$823	$(1,690)	$11,961
Year ended December 31, 2004 income tax valuation allowance	$4,520	$3,386	$2,600	$—	$10,506
Year ended December 31, 2003 income tax valuation allowance	$2,862	$—	$1,658	$—	$4,520

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent write-offs against the reserve for 2003 and 2004. In 2005, allowance for doubtful accounts deductions represent write-offs against the reserve of $52.1 million and $0.3 million reclassed to assets held for sale due to the sale of the Company’s Canadian subsidiary. Income tax valuation allowance deductions primarily represent the reversal of valuation allowances because the Company believes certain deferred tax items will be realized.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION
By:	/s/ Robert A. Ortenzio
Robert A. Ortenzio
Director and Chief Executive Officer (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Signature	Title	Date
/s/ Rocco A. Ortenzio	Director and Executive Chairman	March 20, 2006
Rocco A. Ortenzio

/s/ Robert A. Ortenzio	Director and Chief Executive	March 20, 2006
Robert A. Ortenzio	Officer (principal executive officer)

/s/ Martin F. Jackson	Senior Vice President and Chief Financial	March 20, 2006
Martin F. Jackson	Officer (principal financial officer)

/s/ Scott A. Romberger	Vice President, Chief Accounting Officer and Controller	March 20, 2006
Scott A. Romberger	(principal accounting officer)

/s/ Russell L. Carson	Director	March 20, 2006
Russell L. Carson

	Director	March 20, 2006
David S. Chernow

/s/ Bryan C. Cressey	Director	March 20, 2006
Bryan C. Cressey

/s/ James E. Dalton, Jr.	Director	March 20, 2006
James E. Dalton, Jr.

	Director	March 20, 2006
Thomas A. Scully

	Director	March 20, 2006
Leopold Swergold

/s/ Sean M. Traynor	Director	March 20, 2006
Sean M. Traynor

EXHIBIT INDEX

Exhibit
Number	Document
2 .1	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2004, by and among Select Medical Corporation, Camp Hill Acquisition Corp., SemperCare, Inc. and Jeffrey J. Collinson, as stockholders’ agent, incorporated by reference to Exhibit 2.1 of Select Medical Corporation’s current report on Form 8-K filed November 23, 2004.

3 .1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

3 .2	Amended and Restated Bylaws of Select Medical Corporation, incorporated by reference to Exhibit 3.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .1	Indenture governing 9 1 / 2 % Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and State Street Bank and Trust Company, N.A., dated June 11, 2001, incorporated by reference to Exhibit 4.1 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

4 .2	Form of 9 1 / 2 % Senior Subordinated Notes due 2009 (included in Exhibit 4.1) , incorporated by reference to Exhibit 4.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .3	Eighth Supplemental Indenture governing 9 1 / 2 % Senior Subordinated Notes due 2009 among Select Medical Corporation, the Subsidiary Guarantors named therein and U.S. Bank Trust National Association, dated February 4, 2005, incorporated by reference to Exhibit 4.3 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .4	Indenture governing 7 5 / 8 % Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .5	Form of 7 5 / 8 % Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .6	Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc. , incorporated by reference to Exhibit 4.6 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .1	Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

Exhibit
Number	Document
10 .2	Guarantee and Collateral Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, the Subsidiaries of Select identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .3	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .4	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .5	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .6	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .7	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .8	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .9	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .10	Amendment No. 5 to Employment Agreement dated as of February 24, 2005 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .11	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .12	Amendment to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10 .13	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .14	Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .15	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation’s Form 8-K (Reg. No. 001-31441).

10 .16	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .17	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .18	Amendment to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .19	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .20	Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation’s Form 8-K (Reg. No. 001-31441).

10 .21	Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .22	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .23	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .24	Second Amendment to Change of Control Agreement, dated as of February 24,

Exhibit
Number	Document
2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .25	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .26	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .27	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .28	Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.28 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .29	Other Senior Management Agreement, dated as of June 2, 1997, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .30	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .31	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .32	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.32 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .33	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .34	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .35	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

Exhibit
Number	Document
10 .36	Other Senior Management Agreement, dated as of March 28, 1997, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .37	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .38	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .39	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .40	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .41	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .42	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .43	Fifth Amendment to Employment Agreement, dated as of April 18, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.43 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .44	Consulting Agreement, dated as of January 1, 2004, between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .45	First Amendment to Consulting Agreement, dated as of April 18, 2005, between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.45 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .46	Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .47	Office Lease Agreement dated as of May 18, 1999 between Select Medical

Exhibit
Number	Document
Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .48	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .49	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .50	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .51	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .52	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .53	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .54	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10 .55	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10 .56	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10 .57	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

10 .58	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by

Exhibit
Number	Document
reference to Exhibit 10.74 of Select Medical Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

10 .59	Fifth Addendum to Lease Agreement, dated as of February 19, 2004, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .60	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .61	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .62	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .63	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .64	Office Lease Agreement dated August 10, 2005 among Old Gettysburg Associates II and Select Medical Corporation, dated August 10, 2005, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s current report on Form 8-K filed August 10, 2005.

10 .65	Amended and Restated Select Medical Holdings Corporation 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s current report on Form 8-K filed November 8, 2005.

10 .66	Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s current report on Form 8-K filed November 8, 2005.

10 .67	Acquisition Agreement between Select Medical Corporation, SLMC Finance Corporation and Callisto Capital L.P., dated December 23, 2005, incorporated by reference to Exhibit 2.2 of Select Medical Corporation’s current report on Form 8-K filed December 23, 2005.

12 .1	Statement of Ratio of Earnings to Fixed Charges.

21 .1	Subsidiaries of Select Medical Corporation.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.