Form 10-Q
period 2006-03-31
SELECT MEDICAL CORP
filed 2006-05-15
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From ______ to ______.
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of April 30, 2006, the Registrant’s Parent had outstanding 205,508,342 shares of common stock.

PART I            FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Corporation
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$35,861	$13,851
Restricted cash	6,345	5,908
Accounts receivable, net of allowance for doubtful accounts of $74,891 and $70,202 in 2005 and 2006, respectively	256,798	285,138
Prepaid income taxes	4,110	—
Current deferred tax asset	59,135	56,550
Current assets held for sale	13,876	—
Other current assets	19,725	19,447

Total Current Assets	395,850	380,894

Property and equipment, net	248,541	277,888
Goodwill	1,305,210	1,318,111
Other identifiable intangibles	86,789	85,259
Other assets held for sale	61,388	—
Other assets	65,591	68,250

Total Assets	$2,163,369	$2,130,402

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Bank overdrafts	$19,355	$25,906
Current portion of long-term debt and notes payable	6,516	6,425
Accounts payable	60,528	64,243
Accrued payroll	61,531	49,312
Accrued vacation	26,983	28,717
Accrued interest	25,230	12,246
Accrued professional liability	21,527	22,332
Accrued restructuring	390	340
Accrued other	69,046	70,897
Income taxes payable	—	18,570
Due to third party payors	12,175	12,834
Current liabilities held for sale	4,215	—

Total Current Liabilities	307,496	311,822

Long-term debt, net of current portion	1,315,764	1,257,013
Non-current deferred tax liability	25,771	32,256
Non-current liabilities held for sale	3,817	—

Total Liabilities	1,652,848	1,601,091

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	4,356	2,781

Stockholder’s Equity:
Common stock, $0.01 par value, 100 shares issued and outstanding	—	—
Capital in excess of par	440,799	441,745
Retained earnings	61,134	80,768
Accumulated other comprehensive income	4,232	4,017

Total Stockholder’s Equity	506,165	526,530

Total Liabilities and Stockholder’s Equity	$2,163,369	$2,130,402

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(Unaudited)
(In thousands)

	Predecessor	Successor
		Period
	Period from	from
	January 1	February	Three Months
	through	25 through	Ended
	February 24,	March 31,	March 31,
	2005	2005	2006
Net operating revenues	$277,736	$188,386	$479,743

Costs and expenses:
Cost of services	217,133	140,509	385,139
Stock compensation expense	142,213	4,326	946
General and administrative	7,484	4,356	11,312
Bad debt expense	6,588	4,558	5,000
Depreciation and amortization	5,933	4,126	10,895

Total costs and expenses	379,351	157,875	413,292

Income (loss) from operations	(101,615)	30,511	66,451

Other income and expense:
Loss on early retirement of debt	(42,736)	—	—
Merger related charges	(12,025)	—	—
Other income	267	103	2,434
Interest income	523	77	222
Interest expense	(4,651)	(9,600)	(24,272)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	21,091	44,835

Minority interest in consolidated subsidiary companies	330	302	391

Income (loss) from continuing operations before income taxes	(160,567)	20,789	44,444

Income tax expense (benefit)	(59,794)	8,388	19,095

Income (loss) from continuing operations	(100,773)	12,401	25,349

Income from discontinued operations, net of tax (includes pre-tax gain of $13,950 in 2006)	522	672	10,018

Net income (loss)	$(100,251)	$13,073	$35,367

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(Unaudited)
(In thousands)

		Common	Capital		Accumulated
	Common	Stock	in		Other
	Stock	Par	Excess	Retained	Comprehensive	Comprehensive
	Issued	Value	of Par	Earnings	Income	Income
Balance at December 31, 2005	—	$—	$440,799	$61,134	$4,232
Net income				35,367		$35,367
Unrealized gain on interest rate swap, net of tax					1,603	1,603
Changes in foreign currency translation					1,013	1,013
Sale of foreign subsidiary					(2,831)	(2,831)

Total comprehensive income						$35,152

Dividends to Holdings				(15,733)
Contribution related to restricted stock award issuances by Holdings			946

Balance at March 31, 2006	—	$—	$441,745	$80,768	$4,017

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Predecessor	Successor
	Period from	Period from
	January 1	February 25	Three Months
	through	through	Ended
	February 24,	March 31,	March 31,
	2005	2005	2006
Operating activities
Net income (loss)	$(100,251)	$13,073	$35,367
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,177	4,248	11,071
Provision for bad debts	6,661	4,609	5,087
Gain from sale of business	—	—	(13,950)
Non-cash income from hedge	—	—	(2,434)
Loss on early retirement of debt	7,977	—	—
Non cash compensation expense	—	4,326	946
Minority interests	469	462	731
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(48,976)	(35,716)	(34,211)
Other current assets	1,816	(590)	(105)
Other assets	(622)	(1,250)	1,667
Accounts payable	5,250	3,769	3,569
Due to third-party payors	667	(209)	659
Accrued interest	(4,839)	7,027	(12,984)
Accrued expenses	204,748	(198,074)	(8,465)
Income and deferred taxes	(60,021)	6,354	23,207

Net cash provided by (used in) operating activities	19,056	(191,971)	10,155

Investing activities
Purchases of property and equipment	(2,586)	(1,112)	(38,386)
Proceeds from sale of business, net	—	—	76,806
Earnout payments	—	—	(100)
Restricted cash	108	(12)	437
Acquisition of businesses, net of cash acquired	(108,279)	(2,215)	(2,023)

Net cash provided by (used in) investing activities	(110,757)	(3,339)	36,734

Financing activities
Equity investment by Holdings	—	720,000	—
Proceeds from credit facility	—	780,000	—
Proceeds from senior subordinated notes	—	660,000	—
Repayment of senior subordinated notes	—	(344,250)	—
Deferred financing costs	—	(57,198)	—
Net repayment on credit facility	—	—	(58,450)
Dividends to Holdings	—	—	(15,733)
Costs associated with equity investment of Holdings	—	(8,686)	—
Principal payments on seller and other debt	(528)	(2,578)	(425)
Repurchases of common stock and options	—	(1,687,994)	—
Proceeds from issuance of common stock	1,023	—	—
Proceeds from bank overdrafts	—	—	6,551
Distributions to minority interests	(401)	(466)	(877)

Net cash provided by (used in) financing activities	94	58,828	(68,934)

Effect of exchange rate changes on cash and cash equivalents	(149)	105	35

Net decrease in cash and cash equivalents	(91,756)	(136,377)	(22,010)
Cash and cash equivalents at beginning of period	247,476	155,720	35,861

Cash and cash equivalents at end of period	$155,720	$19,343	$13,851

Supplemental Cash Flow Information:
Cash paid for interest	$10,630	$380	$36,099
Cash paid for income taxes	$1,502	$2,305	$489
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
     The unaudited condensed consolidated financial statements of the Company as of March 31, 2006 (Successor) and for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to March 31, 2005 (Successor) and the three months ended March 31, 2006 (Successor) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 20, 2006.
2. Accounting Policies
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
Reclassifications
     The Company revised the classification of restricted cash from cash flows from financing activities to cash flows from investing activities for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to March 31, 2005 (Successor).

Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The FASB concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 though early adoption is permitted. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140” (“SFAS No. 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted.

3. Intangible Assets
     Intangible assets consist of the following:

	Successor
	As of March 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(4,432)
Non-compete agreements	20,809	(4,030)

Total	$41,265	$(8,462)

Indefinite-lived intangible assets
Goodwill	$1,318,111
Trademarks	47,058
Certificates of need	3,506
Accreditations	1,892

Total	$1,370,567

     Amortization expense for intangible assets with finite lives follows:

	Predecessor	Successor
Period
	Period from	from
	January 1	February
	through	25 through	For the Three
	February	March 31,	Months Ended
	24, 2005	2005	March 31, 2006
(in thousands)
Amortization expense	$576	$904	$1,953
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

     The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2006 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2005	$1,221,776	$83,434	$1,305,210
Tax adjustments related to merger	112	10,800	10,912
Goodwill acquired during year	—	593	593
Earnouts	—	100	100
Other	—	1,296	1,296

Balance as of March 31, 2006	$1,221,888	$96,223	$1,318,111

     In conjunction with recording the gain on sale of the Canadian Back Institute Limited (“CBIL”) (Note 6), the Company determined that deferred taxes should have been recorded as of the date of the merger related to differences between the Company’s book and tax investment basis in CBIL. This adjustment was recorded in the first quarter of 2006 and is not considered to be material on a qualitative or quantitative basis.
4. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income at December 31, 2005 consist of cumulative translation adjustment gains of $1.8 million, associated with the Company’s Canadian subsidiary which was sold on March 1, 2006 (Note 6) and gain of $2.4 million, net of tax of $1.7 million on an interest rate swap transaction. At March 31, 2006 other comprehensive income consisted of gain of $4.0 million, net of tax of $3.2 million, on an interest rate swap transaction.
5. Segment Information
     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation expense, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges, other income and minority interest.
     The following table summarizes selected financial data for the Company’s reportable segments:

	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$202,781	$73,344	$1,611	$277,736
Adjusted EBITDA	44,384	9,848	(7,701)	46,531
Total assets	904,754	239,019	87,640	1,231,413
Capital expenditures	1,165	408	1,013	2,586

	Successor
	Period from February 25 through March 31, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$139,263	$48,111	$1,012	$188,386
Adjusted EBITDA	34,743	8,716	(4,496)	38,963
Total assets	1,553,606	530,855	84,963	2,169,424
Capital expenditures	780	274	58	1,112

	Successor
	For the Three Months Ended March 31, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$359,672	$119,290	$781	$479,743
Adjusted EBITDA	74,718	14,760	(11,186)	78,292
Total assets	1,746,744	269,295	114,363	2,130,402
Capital expenditures	36,505	1,641	240	38,386
     A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Predecessor	Successor
	Period from
	January 1	Period from	For the Three
	through	February 25	Months
	February 24,	through March	Ended March
	2005	31, 2005	31, 2006
		(in thousands)
Net income (loss)	$(100,251)	$13,073	$35,367
Income from discontinued operations	(522)	(672)	(10,018)
Income tax expense (benefit)	(59,794)	8,388	19,095
Minority interest	330	302	391
Interest expense, net	4,128	9,523	24,050
Other income	(267)	(103)	(2,434)
Merger-related charges	12,025	—	—
Loss on early retirement of debt	42,736	—	—
Depreciation and amortization	5,933	4,126	10,895
Stock compensation expense	142,213	4,326	946

Adjusted EBITDA	$46,531	$38,963	$78,292

6. Discontinued Operations
     On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited, (“CBIL”) for approximately C$89.8 million (US$79.0 million). The sale was completed on March 1, 2006. CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. The purchase price is subject to adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. CBIL’s assets and liabilities have been classified as held for sale at December 31, 2005 and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the period from January 1, 2005 through February 24, 2005, the period from February 25, 2005 through March 31, 2005 and the three months ended March 31, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

	Predecessor	Successor
	Period from
	January 1	Period from	For the Two
	through	February 25	Months Ended
	February 24,	through March	February 28,
	2005	31, 2005	2006
		(in thousands)
Net revenue	$10,051	$6,726	$12,902

Income from discontinued operations before income tax expense, including gain of $13,950	950	1,155	15,547
Income tax expense	428	483	5,529

Income from discontinued operations, net of tax	$522	$672	$10,018

7. Commitments and Contingencies
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. The Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. Select and the individual officers will now answer the amended complaint and the case will move to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations, due to the uncertain nature of such litigation. However, the Company cannot predict the outcome of this matter.
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
Other
     The Company has entered into a number of construction contracts for renovation of the real estate it has recently purchased and the major renovation at one of its rehabilitation hospitals. Outstanding commitments under these contracts approximate $30.6 million at March 31, 2006.

8. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries
     The 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly owned subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2006 and for the period January 1, 2005 through February 24, 2005 (Predecessor), February 25, 2005 through March 31, 2005 (Successor), and the three months ended March 31, 2006 (Successor).
     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
     The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2006:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Cupertino Medical Center, P.C.	OccuMed East, P.C.
Elizabethtown Physical Therapy	Ohio Occupational Health, P.C., Inc.
Jeff Ayres, PT Therapy Center, Inc.	Partners in Physical Therapy, PLLC
Jeffersontown Physical Therapy, LLC	Philadelphia Occupational Health, P.C.
Kentucky Orthopedic Rehabilitation, LLC	Rehabilitation Physician Services, P.C
Kessler Core PT, OT and Speech Therapy at	Robinson & Associates, P.C.
New York, LLC	Select Specialty Hospital – Central Pennsylvania, L.P.
Langhorne, P.C.	Select Specialty Hospital – Houston, L.P.
Lester OSM, P.C.	Select Specialty Hospital – Mississippi Gulf Coast, Inc.
Louisville Physical Therapy, P.S.C.	Sprint Physical Therapy, P.C.
Medical Information Management Systems, LLC	Therex, P.C.
Metropolitan West Physical Therapy and	TJ Corporation I, LLC
Sports Medicine Services Inc.	U.S. Regional Occupational Health II, P.C.
MKJ Physical Therapy, Inc.	U.S. Regional Occupational Health II of New Jersey,
New York Physician Services, P.C.	P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2006
	Select Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$10,529	$1,812	$1,510	$—		$13,851
Restricted cash	5,908	—	—	—		5,908
Accounts receivable, net	28	274,623	10,487	—		285,138
Current deferred tax asset	25,412	28,339	2,799	—		56,550
Other current assets	1,380	14,305	3,762	—		19,447

Total Current Assets	43,257	319,079	18,558	—		380,894
Property and equipment, net	10,995	243,275	23,618	—		277,888
Investment in affiliates	1,703,967	63,466	—	(1,767,433	) (a)	—
Goodwill	—	1,318,111	—	—		1,318,111
Other identifiable intangibles	—	85,259	—	—		85,259
Other assets	64,655	2,795	800	—		68,250

Total Assets	$1,822,874	$2,031,985	$42,976	$(1,767,433)		$2,130,402

Liabilities and Stockholder’s Equity
Current Liabilities:
Bank overdrafts	$23,392	$2,514	$—	$—		$25,906
Current portion of long-term debt and notes payable	120	6,305	—	—		6,425
Accounts payable	3,490	54,986	5,767	—		64,243
Intercompany accounts	212,457	(179,657)	(32,800)	—		—
Accrued payroll	1,438	47,645	229	—		49,312
Accrued vacation	3,009	23,404	2,304	—		28,717
Accrued interest	12,242	4	—	—		12,246
Accrued professional liability	22,332	—	—	—		22,332
Accrued restructuring	—	340	—	—		340
Accrued other	34,624	35,293	980	—		70,897
Due to third party payors	6,099	15,793	(9,058)	—		12,834
Income Taxes	11,487	8,024	(941)	—		18,570

Total Current Liabilities	330,690	14,651	(33,519)	—		311,822
Long-term debt, net of current portion	960,612	272,904	23,497	—		1,257,013
Noncurrent deferred tax liability	5,042	27,632	(418)	—		32,256

Total liabilities	1,296,344	315,187	(10,440)	—		1,601,091

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	788	1,993	—		2,781

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	441,745	—	—	—		441,745
Retained earnings	80,768	151,989	33,264	(185,253	) (b)	80,768
Subsidiary investment	—	1,564,021	18,159	(1,582,180	) (a)(b)	—
Accumulated other comprehensive income	4,017	—	—	—		4,017

Total Stockholder’s Equity	526,530	1,716,010	51,423	(1,767,433)		526,530

Total Liabilities and Stockholder’s Equity	$1,822,874	$2,031,985	$42,976	$(1,767,433)		$2,130,402

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2006
	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$62	$440,481	$39,200	$—		$479,743

Costs and expenses:
Cost of services	—	352,074	33,065	—		385,139
Stock compensation expense	946	—	—	—		946
General and administrative	11,293	19	—	—		11,312
Bad debt expense	—	5,306	(306)	—		5,000
Depreciation and amortization	604	9,551	740	—		10,895

Total costs and expenses	12,843	366,950	33,499	—		413,292

Income (loss) from operations	(12,781)	73,531	5,701	—		66,451

Other income and expense:
Intercompany interest and royalty fees	(13,818)	13,685	133	—		—
Intercompany management fees	40,182	(39,466)	(716)	—		—
Other income	2,434	—	—			2,434
Interest income	209	13	—	—		222
Interest expense	(18,973)	(4,916)	(383)	—		(24,272)

Income (loss) before minority interests and income taxes	(2,747)	42,847	4,735	—		44,835

Minority interest in consolidated subsidiary companies	—	31	360	—		391

Income (loss) from continuing operations before income taxes	(2,747)	42,816	4,375	—		44,444

Income tax expense (benefit)	(6)	18,916	185	—		19,095

Income (loss) from continuing operations	(2,741)	23,900	4,190	—		25,349

Income from discontinued operations, net of tax	—	—	10,018	—		10,018

Equity in earnings of subsidiaries	38,108	4,190	—	(42,298	)(a)	—

Net income	$35,367	$28,090	$14,208	$(42,298)		$35,367

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2006
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income	$35,367	$28,090	$14,208	$(42,298	) (a)	$35,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604	9,551	916	—		11,071
Provision for bad debts	—	5,306	(219)	—		5,087
Gain from sale of business	(13,950)	—	—	—		(13,950)
Non-cash income from hedge	(2,434)	—	—	—		(2,434)
Non-cash compensation expense	946	—	—	—		946
Minority interests	—	31	700	—		731
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(38,108)	(4,190)	—	42,298	(a)	—
Intercompany	(5,446)	46,625	(41,179)	—		—
Accounts receivable	(28)	(47,044)	12,861	—		(34,211)
Other current assets	531	(1,664)	1,028	—		(105)
Other assets	(7,266)	7,922	1,011	—		1,667
Accounts payable	1,499	4,006	(1,936)	—		3,569
Due to third-party payors	—	1,640	(981)	—		659
Accrued interest	(12,984)	—	—	—		(12,984)
Accrued expenses	(4,864)	(1,441)	(2,160)	—		(8,465)
Income and deferred taxes	23,207	—	—	—		23,207

Net cash provided by (used in) operating activities	(22,926)	48,832	(15,751)	—		10,155

Investing activities
Purchases of property and equipment	(231)	(35,177)	(2,978)	—		(38,386)
Proceeds from sale of business, net	76,806	—	—	—		76,806
Earnout payments	—	(100)	—	—		(100)
Restricted cash	437	—	—	—		437
Acquisition of businesses, net of cash acquired	—	(1,699)	(324)	—		(2,023)

Net cash provided by (used in) investing activities	77,012	(36,976)	(3,302)	—		36,734

Financing activities
Net repayments on credit facility	(58,450)	—	—	—		(58,450)
Dividends to Holdings	(15,733)	—	—	—		(15,733)
Intercompany debt reallocation	7,302	(13,287)	5,985	—		—
Principal payments on seller and other debt	—	(388)	(37)	—		(425)
Proceeds from bank overdrafts	6,551	—	—	—		6,551
Distributions to minority interests	—	—	(877)	—		(877)

Net cash provided by (used in) financing activities	(60,330)	(13,675)	5,071	—		(68,934)

Effect of exchange rate changes on cash and cash equivalents	35	—	—	—		35

Net decrease in cash and cash equivalents	(6,209)	(1,819)	(13,982)	—		(22,010)

Cash and cash equivalents at beginning of period	16,738	3,631	15,492	—		35,861

Cash and cash equivalents at end of period	$10,529	$1,812	$1,510	$—		$13,851

(a) Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$28	$248,857	$28,851	$—		$277,736

Costs and expenses:
Cost of services	—	193,323	23,810	—		217,133
Stock compensation expense	142,213	—	—	—		142,213
General and administrative	6,931	553	—	—		7,484
Bad debt expense	—	6,223	365	—		6,588
Depreciation and amortization	371	5,025	537	—		5,933

Total costs and expenses	149,515	205,124	24,712	—		379,351

Income (loss) from operations	(149,487)	43,733	4,139	—		(101,615)

Other income and expense:
Intercompany interest and royalty fees	(6,261)	6,221	40	—		—
Intercompany management fees	213,822	(213,436)	(386)	—		—
Loss on early retirement of debt	(42,736)	—	—	—		(42,736)
Merger related charges	(12,025)	—	—	—		(12,025)
Other income	267	—	—	—		267
Interest income	294	229	—	—		523
Interest expense	(1,433)	(2,953)	(265)	—		(4,651)

Income (loss) before minority interests and income taxes	2,441	(166,206)	3,528	—		(160,237)

Minority interest in consolidated subsidiary companies	—	7	323	—		330

Income (loss) from continuing operations before income taxes	2,441	(166,213)	3,205	—		(160,567)

Income tax expense (benefit)	130	(59,937)	13	—		(59,794)

Income (loss) from continuing operations	2,311	(106,276)	3,192	—		(100,773)

Income from discontinued operations, net of tax	—	—	522	—		522

Equity in earnings of subsidiaries	(102,562)	3,192	—	99,370	(a)	—

Net income (loss)	$(100,251)	$(103,084)	$3,714	$99,370		$(100,251)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Period February 25 through March 31, 2005
	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$3	$173,417	$14,966	$—		$188,386

Costs and expenses:
Cost of services	—	128,338	12,171	—		140,509
Stock compensation expense	4,326	—	—	—		4,326
General and administrative	4,060	296	—	—		4,356
Bad debt expense	—	4,443	115	—		4,558
Depreciation and amortization	213	3,657	256	—		4,126

Total costs and expenses	8,599	136,734	12,542	—		157,875

Income (loss) from operations	(8,596)	36,683	2,424	—		30,511

Other income and expense:
Intercompany interest and royalty fees	(4,259)	4,238	21	—		—
Intercompany management fees	16,522	(15,967)	(555)	—		—
Other income	—	—	103	—		103
Interest income	64	13	—	—		77
Interest expense	(7,649)	(1,833)	(118)	—		(9,600)

Income (loss) from continuing operations before minority interests and income taxes	(3,918)	23,134	1,875	—		21,091

Minority interest in consolidated subsidiary companies	—	64	238	—		302

Income (loss) from continuing operations before income taxes	(3,918)	23,070	1,637	—		20,789

Income tax expense (benefit)	(372)	8,609	151	—		8,388

Income (loss) from continuing operations	(3,546)	14,461	1,486	—		12,401

Income from discontinued operations, net of tax	—	—	672	—		672

Equity in earnings of subsidiaries	16,619	1,486	—	(18,105	) (a)	—

Net income	$13,073	$15,947	$2,158	$(18,105)		$13,073

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period January 1 through February 24, 2005
	Predecessor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income (loss)	$(100,251)	$(103,084)	$3,714	$99,370	(a)	$(100,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	371	5,025	781	—		6,177
Provision for bad debts	—	6,223	438	—		6,661
Loss on early retirement of debt (non-cash)	7,977	—	—	—		7,977
Minority interests	—	7	462	—		469
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	102,562	(3,192)	—	(99,370	) (a)	—
Intercompany	(9,581)	12,090	(2,509)	—		—
Accounts receivable	(133)	(47,567)	(1,276)	—		(48,976)
Other current assets	1,899	(374)	291	—		1,816
Other assets	8,375	(9,045)	48	—		(622)
Accounts payable	(296)	6,128	(582)	—		5,250
Due to third-party payors	—	3,953	(3,286)	—		667
Accrued interest	(4,839)	—	—	—		(4,839)
Accrued expenses	52,042	152,793	(87)	—		204,748
Income and deferred taxes	(59,190)	—	(831)	—		(60,021)

Net cash provided by (used in) operating activities	(1,064)	22,957	(2,837)	—		19,056

Investing activities
Purchases of property and equipment	(305)	(2,045)	(236)	—		(2,586)
Restricted cash	108	—	—	—		108
Acquisition of businesses, net of cash acquired	—	(105,092)	(3,187)	—		(108,279)

Net cash used in investing activities	(197)	(107,137)	(3,423)	—		(110,757)

Financing activities
Intercompany debt reallocation	(2,964)	63	2,901	—		—
Principal payments on seller and other debt	—	(528)	—	—		(528)
Proceeds from issuance of common stock	1,023	—	—	—		1,023
Distributions to minority interests	—	—	(401)	—		(401)

Net cash provided by (used in) financing activities	(1,941)	(465)	2,500	—		94

Effect of exchange rate changes on cash and cash equivalents	(149)	—	—	—		(149)

Net decrease in cash and cash equivalents	(3,351)	(84,645)	(3,760)	—		(91,756)

Cash and cash equivalents at beginning of period	161,704	74,641	11,131	—		247,476

Cash and cash equivalents at end of period	$158,353	$(10,004)	$7,371	$—		$155,720

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Period February 25 through March 31, 2005
	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$13,073	$15,947	$2,158	$(18,105	) (a)	$13,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	213	3,657	378	—		4,248
Provision for bad debts	—	4,443	166	—		4,609
Noncash compensation expense	4,326	—	—	—		4,326
Minority interests	—	64	398	—		462
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(16,619)	(1,486)	—	18,105	(a)	—
Intercompany	(118,035)	114,494	3,541	—		—
Accounts receivable	28	(35,882)	138	—		(35,716)
Other current assets	(917)	266	61	—		(590)
Other assets	(57,447)	56,278	(81)	—		(1,250)
Accounts payable	668	2,883	218	—		3,769
Due to third-party payors	—	2,751	(2,960)	—		(209)
Accrued interest	7,027	—	—	—		7,027
Accrued expenses	(53,090)	(144,767)	(217)	—		(198,074)
Income and deferred taxes	6,935	—	(581)	—		6,354

Net cash provided by (used in) operating activities	(213,838)	18,648	3,219	—		(191,971)

Investing activities
Purchases of property and equipment	(313)	(230)	(569)	—		(1,112)
Restricted cash	(12)	—	—	—		(12)
Acquisition of businesses, net of cash acquired	—	(2,215)	—	—		(2,215)

Net cash used in investing activities	(325)	(2,445)	(569)	—		(3,339)

Financing activities
Equity investment by Holdings	720,000	—	—	—		720,000
Proceeds from credit facility	780,000	—	—	—		780,000
Proceeds from senior subordinated notes	660,000	—	—	—		660,000
Repayment of senior subordinated notes	(344,250)	—	—	—		(344,250)
Deferred financing costs	(57,198)	—	—	—		(57,198)
Costs associated with equity investment of Holdings	(8,686)	—	—	—		(8,686)
Intercompany debt reallocation	2,545	(845)	(1,700)	—		—
Principal payments on seller and other debt	—	(2,539)	(39)	—		(2,578)
Repurchases of common stock and options	(1,687,994)	—	—	—		(1,687,994)
Distributions to minority interests	—	—	(466)	—		(466)

Net cash provided by (used in) financing activities	64,417	(3,384)	(2,205)	—		58,828

Effect of exchange rate changes on cash and cash equivalents	105	—	—	—		105

Net increase (decrease) in cash and cash equivalents	(149,641)	12,819	445	—		(136,377)

Cash and cash equivalents at beginning of period	158,353	(10,004)	7,371	—		155,720

Cash and cash equivalents at end of period	$8,712	$2,815	$7,816	$—		$19,343

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read this discussion together with our unaudited consolidated financial statements and the accompanying notes.
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	compliance with the Medicare “hospital within a hospital” regulation changes will require increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability;

•	additional changes in government reimbursement for our services may have an adverse effect on our future net operating revenues and profitability, such as the regulations adopted by the Centers for Medicare & Medicaid Services on May 2, 2006;

•	the failure of our long term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third party payors for our services may undertake cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.
Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of March 31, 2006, we operated 97 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 613 outpatient rehabilitation clinics in 24 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $479.7 million for the three months ended March 31, 2006. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business.
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
Recent Trends and Events
     CBIL Sale
     On March 1, 2006, we sold our wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet. We have recognized a gain on sale (net of tax) of $9.1 million in our first quarter ended March 31, 2006.
     First Quarter Ended March 31, 2006
     For the three months ended March 31, 2006, our net operating revenues increased 2.9% to $479.7 million compared to $466.1 million for the combined three months ended March 31, 2005. This increase in net operating revenues was attributable to a 5.2% increase in our specialty hospital net operating revenues offset by a 1.8% decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the operating clinics. We realized income from operations for the three months ended March 31, 2006 of $66.5 million compared to a loss from operations of $71.1 million for the combined three months ended March 31, 2005. The loss from operations for the combined three months ended March 31, 2005 was attributable to the stock compensation expense of $146.5 million which resulted from the Merger. Interest expense for the three months ended March 31, 2006 was $24.3 million compared to $14.3 million for the combined three months ended March 31, 2005. This increase resulted from the significant increase in Merger related debt.
     Our cash flow from operations provided $10.2 million of cash for the three months ended March 31, 2006.
Regulatory Changes
     On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule makes several changes to LTCH-PPS payment methodologies and amounts.
     For discharges occurring on or after July 1, 2006, the rule changes the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each LTC- DRG (referred to as “short-stay outlier” or “SSO” cases). Currently, payment for these patients is based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The final rule modifies the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also adds a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system (“IPPS”). Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase. The final rule reflects a moderation of the SSO payment policy that CMS had proposed in January 2006, which would have limited SSO payments solely to an amount based on the IPPS.
     In addition, the final rule provides for (i) a zero-percent update for the 2007 LTCH-PPS rate year to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (ii) for discharges occurring on or after July 1, 2006, the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimates that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for cost reporting periods beginning on or after July 1, 2006).
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
     The new HIH regulations established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas. As of March 31, 2006, we operated 97 long-term acute care hospitals, 91 of which operated as HIHs.

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
Operating Statistics
     The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended
	March 31,
	2005	2006
Specialty hospital data(1):
Number of hospitals — start of period	86	101
Number of hospitals acquired	17	—

Number of hospitals — end of period	103	101

Available licensed beds	3,907	3,852
Admissions	10,336	10,483
Patient days	250,839	251,701
Average length of stay (days)	25	25
Net revenue per patient day(2)	$1,330	$1,405
Occupancy rate	71%	73%
Percent patient days — Medicare	77%	73%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	589	553
Number of clinics acquired	—	—
Number of clinic start-ups	9	1
Number of clinics closed/sold	(6)	(1)

Number of clinics owned — end of period	592	553
Number of clinics managed — end of period	53	60

Total number of clinics (all) — end of period	645	613

Number of visits	863,173	784,839
Net revenue per visit (4)	$90	$91

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data has been restated to remove the clinics operated by CBIL, which is being reported as a discontinued operation. Occupational health clinics have been reclassified as managed clinics.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     On February 24, 2005, we consummated a merger with a wholly owned subsidiary of Select Medical Holdings Corporation (“Holdings”) pursuant to which we became a wholly owned subsidiary of Holdings. Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion and to assist the reader in understanding our operating performance and trends, the financial data for the period after the Merger, February 25, 2005 through March 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined three months ended March 31, 2005. The combined data is referred to herein as the combined three months ended March 31, 2005. As a result of the Merger, interest expense, loss on early retirement of debt, merger related charges, stock compensation expense and depreciation and amortization have been impacted. Accordingly, we believe this combined presentation is a reasonable means of presenting our operating results. The following table presents the combined consolidated statement of operations for the three months ended March 31, 2005.

	Three Months Ended
	March 31, 2005
	(in thousands)
	Predecessor	Successor	Combined
Net operating revenues	$277,736	$188,386	$466,122

Costs and expenses:
Cost of services	217,133	140,509	357,642
Stock compensation expense	142,213	4,326	146,539
General and administrative	7,484	4,356	11,840
Bad debt expense	6,588	4,558	11,146
Depreciation and amortization	5,933	4,126	10,059

Total costs and expenses	379,351	157,875	537,226

Income (loss) from operations	(101,615)	30,511	(71,104)

Other income and expense:
Loss on early retirement of debt	(42,736)	—	(42,736)
Merger related charges	(12,025)	—	(12,025)
Other income	267	103	370
Interest income	523	77	600
Interest expense	(4,651)	(9,600)	(14,251)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	21,091	(139,146)
Minority interest in consolidated subsidiary companies	330	302	632

Income (loss) from continuing operations before income taxes	(160,567)	20,789	(139,778)
Income tax expense (benefit)	(59,794)	8,388	(51,406)

Income (loss) from continuing operations	(100,773)	12,401	(88,372)
Income from discontinued operations, net of tax	522	672	1,194

Net income (loss)	$(100,251)	$13,073	$(87,178)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months
	Ended
	March 31,
	2005 (1)	2006
Net operating revenues	100.0%	100.0%
Cost of services(2)	76.7	80.3
Stock compensation expense	31.5	0.2
General and administrative	2.5	2.4
Bad debt expense	2.4	1.0
Depreciation and amortization	2.2	2.3

Income (loss) from operations	(15.3)	13.8
Loss on early retirement of debt	(9.2)	—
Merger related charges	(2.6)	—
Other income	0.1	0.5
Interest expense, net	(2.9)	(4.9)

Income (loss) from continuing operations before minority interests and income taxes	(29.9)	9.4
Minority interests	0.1	0.1

Income (loss) from continuing operations before income taxes	(30.0)	9.3
Income tax (benefit)	(11.0)	4.0

Income (loss) from continuing operations	(19.0)	5.3
Income from discontinued operations, net of tax	0.3	2.1

Net income (loss)	(18.7)%	7.4%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Three Months Ended
	March 31,
	2005 (1)	2006	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$342,044	$359,672	5.2%
Outpatient rehabilitation	121,455	119,290	(1.8)
Other	2,623	781	(70.2)

Total company	$466,122	$479,743	2.9%

Income (loss) from operations:
Specialty hospitals	$72,750	$67,889	(6.7)%
Outpatient rehabilitation	15,730	11,468	(27.1)
Other	(159,584)	(12,906)	N/M

Total company	$(71,104)	$66,451	N/M

Adjusted EBITDA:(3)
Specialty hospitals	$79,127	$74,718	(5.6)%
Outpatient rehabilitation	18,564	14,760	(20.5)
Other	(12,197)	(11,186)	(8.3)
Adjusted EBITDA margins:(3)
Specialty hospitals	23.1%	20.8%	(10.0)%
Outpatient rehabilitation	15.3	12.4	(19.0)
Other	N/M	N/M	N/M
Total assets:
Specialty hospitals	$1,553,606	$1,746,744
Outpatient rehabilitation	530,855	269,295
Other	84,963	114,363

Total company	$2,169,424	$2,130,402

Purchases of property and equipment, net:
Specialty hospitals	$1,945	$36,505
Outpatient rehabilitation	682	1,641
Other	1,071	240

Total company	$3,698	$38,386

     The following table reconciles same hospitals information:

	Three Months Ended
	March 31,
	2005 (1)	2006
	(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$342,044	$359,672
Less: Specialty hospitals in development or closed after 1/1/05	6,028	204

Specialty hospitals same store net operating revenue	$336,016	$359,468

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$79,127	$74,718
Less: Specialty hospitals in development or closed after 1/1/05	1,334	(377)

Specialty hospitals same store Adjusted EBITDA(3)	$77,793	$75,095

All specialty hospitals Adjusted EBITDA margin(3)	23.1%	20.8%
Specialty hospitals same store Adjusted EBITDA margin(3)	23.2%	20.9%

N/M — Not Meaningful.

(1)	The financial data for the period after the merger, February 25, 2005 through March 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined three months ended March 31, 2005.

(2)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other income, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation expense, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our interim unaudited consolidated financial statements for the period ended March 31, 2006 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.
Three Months Ended March 31, 2006 Compared to Combined Three Months Ended March 31, 2005
Net Operating Revenues
     Our net operating revenues increased by 2.9% to $479.7 million for the three months ended March 31, 2006 compared to $466.1 million for the combined three months ended March 31, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 5.2% to $359.7 million for the three months ended March 31, 2006 compared to $342.0 million for the combined three months ended March 31, 2005. Net operating revenues for the specialty hospitals opened before January 1, 2005 and operated by us throughout both periods increased 7.0% to $359.5 million for the three months ended March 31, 2006 from $336.0 million for the combined three months ended March 31, 2005. This increase resulted primarily from higher net revenue per patient day. We also experienced a small increase in our patient days for these hospitals of 1.9%.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 1.8% to $119.3 million for the three months ended March 31, 2006 compared to $121.5 million for the combined three months ended March 31, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 9.1% for the three months ended March 31, 2006 to 784,839 visits compared to 863,173 visits for the combined three months ended March 31, 2005. The decrease in net operating revenues and patient visits was principally related to a 6.6% decline in the number of clinics we own and operate and a 2.7% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets that result from physicians opening competing physical therapy practices. Net revenue per visit in these clinics was $91 in 2006 and $90 in 2005.
     Other. Our other revenues were $0.8 million for the three months ended March 31, 2006 compared to $2.6 million for the combined three months ended March 31, 2005. The decline resulted from the sale of our home medical equipment and infusion/intravenous service business which we sold in May 2005.
Operating Expenses
     Our operating expenses increased by 5.5% to $401.5 million for the three months ended March 31, 2006 compared to $380.6 million for the combined three months ended March 31, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to cost of services for the three months ended March 31, 2006. As a percentage of our net operating revenues, our operating expenses were 83.7% for the three months ended March 31, 2006 compared to 81.6% for the combined three months ended March 31, 2005. Cost of services as a percentage of operating revenues increased to 80.3% for the three months ended March 31, 2006 from 76.7% for the combined three months ended March 31, 2005. These costs primarily reflect our labor expenses. This increase resulted because we are experiencing increases in our direct labor costs in both our specialty hospitals and outpatient rehabilitation segments. This is primarily the result of the continued shortage of nursing staff and higher salaries for physical and occupational therapists. Another component of cost of services is facility rent expense, which was $20.7 million for the three months ended March 31, 2006 compared to $20.4 million for the combined three months ended March 31, 2005. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.4% of net operating revenues for the three months ended March 31, 2006 compared to 2.5% for the combined three months ended March 31, 2005. Our general and administrative expenses for the combined three months ended March 31, 2005 included costs associated with the SemperCare Corporate office that were not eliminated until the second quarter of 2005. Our bad debt expense as a percentage of net operating revenues was 1.0% for the three months ended March 31, 2006 compared to 2.4% for the combined three months ended March 31, 2005. This decrease in bad debt expense resulted from continued improvement in our collection of non-Medicare accounts receivable.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA declined by 5.6% to $74.7 million for the three months ended March 31, 2006 compared to $79.1 million for the combined three months ended March 31, 2005. Our Adjusted EBITDA margins declined to 20.8% for the three months ended March 31, 2006 from 23.1% for the combined three months ended March 31, 2005. The hospitals opened or acquired as of January 1, 2005 and operated throughout both periods had Adjusted EBITDA of $75.1 million, a decrease of 3.5% over the Adjusted EBITDA of these hospitals in 2005. This decrease in same store hospital Adjusted EBITDA resulted from higher labor costs and costs of purchased services. We have been unable to recover these increased costs through higher revenues. Our Adjusted EBITDA margin in these same store hospitals decreased to 20.9% for the three months ended March 31, 2006 from 23.2% for the combined three months ended March 31, 2005.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 20.5% to $14.8 million for the three months ended March 31, 2006 compared to $18.6 million for the combined three months ended March 31, 2005. Our Adjusted EBITDA margins declined to 12.4% for the three months ended March 31, 2006 from 15.3% for the combined three months ended March 31, 2005. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes described under—“Net Operating Revenue -Outpatient Rehabilitation” above. Additionally, we are experiencing increased labor costs for physical and occupational therapists.
     Other. The Adjusted EBITDA loss was $11.2 million for the three months ended March 31, 2006 compared to a loss of $12.2 million for the combined three months ended March 31, 2005. This small decrease in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expense.
Stock Compensation Expense
     In connection with the Merger, Holdings, our parent, granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, Holdings also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the three months ended March 31, 2006 was $0.9 million and for the period from February 25, 2005 through March 31, 2005 was $4.3 million. Additionally, during the Predecessor period of January 1, 2005 through February 25, 2005, all of our then outstanding stock options were redeemed in accordance with the Merger agreement. This resulted in a charge of $142.2 million.
Income (Loss) from Operations
     For the three months ended March 31, 2006 we experienced income from operations of $66.5 million compared to a loss from operations of $71.1 million for the combined three months ended March 31, 2005. The loss from operations experienced for the combined three months ended March 31, 2005 resulted from the significant stock compensation costs recorded related to the Merger.
Loss on early retirement of debt
     In connection with the Merger, we commenced tender offers to acquire all of our 9 1/2% senior subordinated notes due 2009 and all of the 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all of the $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
Merger related charges
     As a result of the Merger, we incurred costs in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the cost of the investment advisor hired by the Special Committee of our Board of Directors to evaluate the merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
Interest Expense
     Interest expense increased by $10.0 million to $24.3 million for the three months ended March 31, 2006 from $14.3 million for the combined three months ended March 31, 2005. The increase in interest expense is due to the higher debt levels outstanding in the Successor periods resulting from the Merger.
Minority Interests
     Minority interests in consolidated earnings was $0.4 million for the three months ended March 31, 2006 compared to $0.6 million for the combined three months ended March 31, 2005.
Income Taxes
     We recorded income tax expense of $19.1 million for the three months ended March 31, 2006. The expense represented an effective tax rate of 43.0%. We recorded an income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory Federal rate of 35% and a state rate of 2.2%. The Federal tax benefit was carried forward and used to offset our Federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses are subject to valuation allowances. We recorded income tax expense of $8.4 million for the Successor period of February 25, 2005 through March 31, 2005. The expense represented an effective tax rate of 40.3%.
Income from discontinued operation, net of tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL. The operating results of CBIL have been reclassified and reported as discontinued operations. We have recognized a gain on sale (net of tax) of $9.1 million in our first quarter ended March 31, 2006.
Liquidity and Capital Resources
     Operating activities provided $10.2 million of cash flow for the three months ended March 31, 2006. Operating activities used $172.9 million for the combined three months ended March 31, 2005 which includes $186.0 million in cash expenses related to the merger. Our days sales outstanding increased to 53 days at March 31, 2006, up from 52 days at December 31, 2005. The increase in days sales outstanding is primarily related to the timing of the Periodic Interim Payments we received from Medicare for the services provided at our Specialty Hospitals.

     Investing activities provided $36.7 million of cash flow for the three months ended March 31, 2006. Investing activities used $114.1 million of cash flow for the combined three months ended March 31, 2005. The primary source of cash in the three months ended March 31, 2006 resulted from the sale of CBIL of $76.8 million which was offset by cash disbursements related to building improvements and equipment purchases primarily associated with properties we acquired in 2005. The primary use of cash for the combined three months ended March 31, 2005 related to the acquisition of SemperCare, which used $105.1 million in cash. The remaining use of cash was primarily related to purchases of property and equipment of $3.7 million and other acquisition related payments of $5.4 million
     Financing activities utilized $68.9 million of cash flow for the three months ended March 31, 2006. The cash usage related primarily from principal repayments on our credit facility of $58.5 million and dividends paid to Holdings of $15.7 million. Financing activities provided $58.9 million of cash for the combined three months ended March 31, 2005. The Merger financing was the primary contributor of this cash flow. These excess proceeds from the Merger financing were used to pay Merger related costs, which includes the cancellation and cash-out of outstanding stock options.
Capital Resources
     Net working capital was $69.1 million at March 31, 2006 compared to $88.4 million at December 31, 2005. This decrease in working capital was principally related to the increase in income tax payable that has resulted from the tax gain on the sale of CBIL.
     At March 31, 2005, our senior credit facility provides for senior secured financing consisting of a term loan facility that matures on February 24, 2012 and a revolving loan facility that will terminate on February 24, 2011. At March 31, 2006, we had outstanding $602.2 million of indebtedness under our senior credit facility, excluding $22.5 million of letters of credit. At March 31, 2006 we had $249.5 million of additional borrowing capacity under our senior credit facility. Borrowings under the senior credit facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. On June 13, 2005 we entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payment. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     At March 31, 2006 we also had outstanding $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of our wholly-owned subsidiaries, subject to certain exceptions.
     Holdings, our parent company, has outstanding $175.0 million of senior floating rate notes and $150.0 million of 10% senior subordinated notes. These notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. Our parent company is a holding company, and as such, will rely on our cash flow to service these obligations.
     We believe internally generated cash flows and borrowings of revolving loans under our senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the recently enacted HIH regulations, we currently anticipate that we will need to relocate approximately 50% of our long-term acute care hospitals over the next five years, including certain of the hospitals acquired in the SemperCare acquisition. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. We currently anticipate that approximately 42% of our hospitals will not require a move and 8% of our hospitals will be closed. These relocation efforts will require us to make additional capital expenditures above historic levels. We currently expect to spend approximately $390 million on capital expenditures over the next four years, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At March 31, 2006, we have outstanding commitments under construction contracts related to improvements and renovations at six of our long-term acute care properties and one of our inpatient rehabilitation facilities totaling $30.6 million.

     We relocated two of our HIH hospitals to a free-standing building in the first quarter of 2006.
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
Recent Accounting Pronouncements
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The FASB concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. The statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 though early adoption is permitted. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
     In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140” (“SFAS No. 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.
     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without changing the guidance contained in APB Opinion No. 20, “Accounting Changes” for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility. As of March 31, 2006 we had $574.2 million in term loans outstanding and $28.0 million of revolving loans outstanding under our senior secured credit facility, each bearing interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our outstanding senior secured credit facility at March 31, 2006 would result in a $0.5 million change in interest expense.
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. The Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. Select and the individual officers will now answer the amended complaint and the case will move to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations, due to the uncertain nature of such litigation. However, the Company cannot predict the outcome of this matter.
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
ITEM 1A. RISK FACTORS.
     Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2005 and described below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business. There are no material changes to the risk factors identified in Item 1A of our Form 10-K for the year ended December 31, 2005 other than a change to the risk factor below entitled “Government implementation of recently final changes to Medicare’s method of reimbursing our long-term acute care hospitals may have an adverse effect on our future net operating revenues and profitability.”
Government implementation of recently final changes to Medicare’s method of reimbursing our long-term acute care hospitals may have an adverse effect on our future net operating revenues and profitability.
     All Medicare payments to our long-term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS”. Under LTCH-PPS, a long-term acute care hospital is paid a predetermined fixed amount depending upon the long-term care diagnosis-related group, or ““LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On May 2, 2006, the Centers for Medicare & Medicaid Services (known as “CMS”) released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule makes several changes to LTCH-PPS payment methodologies.
     For discharges occurring on or after July 1, 2006, the rule changes the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases). Currently, payment for these patients is based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The final rule modifies the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also adds a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system (“IPPS”). Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase. The final rule reflects a moderation of the SSO payment policy that CMS had proposed in January 2006, which would have limited SSO payments solely to an amount based on the IPPS.
     In addition, the final rule provides for (i) a zero-percent update for the 2007 LTCH-PPS rate year to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (ii) for discharges occurring on or after July 1, 2006, the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimates that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for cost reporting periods beginning on or after July 1, 2006).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Scott A. Romberger
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 15, 2006

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment to Acquisition Agreement among Select Medical Corporation, SLMC Finance Corporation, Callisto Capital, L.P. and Canadian Back Institute Limited dated February 9, 2006, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form 8-K filed February 10, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.