Form 10-Q
period 2006-06-30
SELECT MEDICAL CORP
filed 2006-08-11
CIK 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006

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
YES ☐ NO ☑
     As of July 31, 2006, the Registrant’s Parent had outstanding 205,498,342 shares of common stock.

PART I  FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Corporation
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$35,861	$12,140
Restricted cash	6,345	5,548
Accounts receivable, net of allowance for doubtful accounts of $74,891 and $65,974 in 2005 and 2006, respectively	256,798	268,024
Prepaid income taxes	4,110	—
Current deferred tax asset	59,135	57,182
Current assets held for sale	13,876	—
Other current assets	19,725	17,803

Total Current Assets	395,850	360,697

Property and equipment, net	248,541	301,366
Goodwill	1,305,210	1,319,011
Other identifiable intangibles	86,789	83,409
Other assets held for sale	61,388	—
Other assets	65,591	70,889

Total Assets	$2,163,369	$2,135,372

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Bank overdrafts	$19,355	$—
Current portion of long-term debt and notes payable	6,516	6,350
Accounts payable	60,528	61,895
Accrued payroll	61,531	52,454
Accrued vacation	26,983	29,004
Accrued interest	25,230	25,206
Accrued professional liability	21,527	23,048
Accrued restructuring	390	280
Accrued other	69,046	63,535
Income taxes payable	—	33,589
Due to third party payors	12,175	9,562
Current liabilities held for sale	4,215	—

Total Current Liabilities	307,496	304,923

Long-term debt, net of current portion	1,315,764	1,227,463
Non-current deferred tax liability	25,771	37,684
Non-current liabilities held for sale	3,817	—

Total Liabilities	1,652,848	1,570,070

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	4,356	2,507

Stockholder’s Equity:
Common stock, $0.01par value, 100 shares issued and outstanding	—	—
Capital in excess of par	440,799	442,690
Retained earnings	61,134	114,627
Accumulated other comprehensive income	4,232	5,478

Total Stockholder’s Equity	506,165	562,795

Total Liabilities and Stockholder’s Equity	$2,163,369	$2,135,372

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	For the Quarter Ended June 30,
	2005	2006
Net operating revenues	$473,704	$482,141

Costs and expenses:
Cost of services	371,559	372,500
General and administrative	13,075	11,549
Bad debt expense	5,308	8,433
Depreciation and amortization	12,156	11,666

Total costs and expenses	402,098	404,148

Income from operations	71,606	77,993

Other income and expense:
Other income	308	1,608
Interest income	193	197
Interest expense	(25,054)	(23,995)

Income from continuing operations before minority interests and income taxes	47,053	55,803

Minority interest in consolidated subsidiary companies	554	335

Income from continuing operations before income taxes	46,499	55,468

Income tax expense	18,712	21,531

Income from continuing operations	27,787	33,937

Income from discontinued operations, net of tax	1,634	—

Net income	$29,421	$33,937

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor	Successor
	Period from	Period from
	January 1	February 25	For the Six
	through February	through June	Months Ended
	24, 2005	30, 2005	June 30, 2006
Net operating revenues	$277,736	$662,090	$961,884

Costs and expenses:
Cost of services	244,321	512,086	757,697
General and administrative	122,509	21,739	23,749
Bad debt expense	6,588	9,866	13,433
Depreciation and amortization	5,933	16,282	22,561

Total costs and expenses	379,351	559,973	817,440

Income (loss) from operations	(101,615)	102,117	144,444

Other income and expense:
Loss on early retirement of debt	(42,736)	—	—
Merger related charges	(12,025)	—	—
Other income	267	411	4,042
Interest income	523	270	419
Interest expense	(4,651)	(34,654)	(48,267)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	68,144	100,638

Minority interest in consolidated subsidiary companies	330	856	726

Income (loss) from continuing operations before income taxes	(160,567)	67,288	99,912

Income tax expense (benefit)	(59,794)	27,100	40,626

Income (loss) from continuing operations	(100,773)	40,188	59,286

Income from discontinued operations, net of tax (Includes pre-tax gain of $13,950 in 2006)	522	2,306	10,018

Net income (loss)	$(100,251)	$42,494	$69,304

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Balance at December 31, 2005	—	$—	$440,799	$61,134	$4,232
Net income				69,304		$69,304
Unrealized gain on interest rate swap, net of tax					3,064	3,064
Changes in foreign currency translation					1,013	1,013
Sale of foreign subsidiary					(2,831)	(2,831)

Total comprehensive income						$70,550

Dividends to Holdings				(15,811)
Contribution related to restricted stock award issuances by Holdings			1,891

Balance at June 30, 2006	—	$—	$442,690	$114,627	$5,478

The accompanying notes are an integral part of this statement.

Select Medical Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Predecessor	Successor
		Period from
	Period from	February 25	For the Six Months
	January 1 through	through June 30,	Ended June 30,
	February 24, 2005	2005	2006
Operating activities
Net income (loss)	$(100,251)	$42,494	$69,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,177	16,737	22,737
Provision for bad debts	6,661	10,024	13,520
Gain from sale of business	—	—	(13,950)
Non-cash income from hedge	—	—	(4,042)
Loss on early retirement of debt (non-cash)	7,977	—	—
Non-cash stock compensation expense	—	6,143	1,891
Minority interests	469	1,492	1,066
Loss on disposal of assets	—	—	259
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(48,976)	(43,832)	(25,530)
Other current assets	1,816	516	1,538
Other assets	(622)	(224)	2,608
Accounts payable	5,250	2,828	1,222
Due to third-party payors	667	(2,448)	(2,613)
Accrued interest	(4,839)	19,797	(24)
Accrued expenses	204,748	(187,939)	(11,747)
Income taxes and deferred taxes	(60,021)	20,540	42,346

Net cash provided by (used in) operating activities	19,056	(113,872)	98,585

Investing activities
Purchases of property and equipment	(2,586)	(56,208)	(71,814)
Earnout payments	—	—	(100)
Proceeds from sale of business	—	—	76,806
Restricted cash	108	72	798
Acquisition of businesses, net of cash acquired	(108,279)	(2,215)	(3,261)

Net cash provided by (used in) investing activities	(110,757)	(58,351)	2,429

Financing activities
Equity investment by Holdings	—	722,242	—
Proceeds from credit facility	—	780,000	—
Proceeds from senior subordinated notes	—	660,000	—
Repayment of senior subordinated notes	—	(350,000)	—
Payment of deferred financing costs	—	(57,198)	—
Costs associated with equity investment of Holdings	—	(8,686)	—
Net repayments on credit facility debt	—	(16,450)	(87,900)
Principal payments on seller and other debt	(528)	(3,491)	(600)
Dividends to Holdings	—	—	(15,811)
Repurchases of common stock and options	—	(1,687,994)	—
Proceeds from issuance of common stock	1,023	—	—
Repayment of bank overdrafts	—	—	(19,355)
Distributions to minority interests	(401)	(871)	(1,104)

Net cash provided by (used in) financing activities	94	37,552	(124,770)

Effect of exchange rate changes on cash and cash equivalents	(149)	20	35

Net decrease in cash and cash equivalents	(91,756)	(134,651)	(23,721)

Cash and cash equivalents at beginning of period	247,476	155,720	35,861

Cash and cash equivalents at end of period	$155,720	$21,069	$12,140

Supplemental Cash Flow Information
Cash paid for interest	$10,630	$10,315	$46,155
Cash paid for taxes	$1,502	$6,975	$2,666
The accompanying notes are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     On February 24, 2005, Select Medical Corporation (the “Company”) merged with a subsidiary of Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company, and became a wholly-owned subsidiary of Holdings (“Merger”). Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in the Company’s consolidated financial statements. The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the pre-merger financial statements are not comparable with those after the Merger in certain respects.
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2006 (Successor) and for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to June 30, 2005 (Successor), the three months ended June 30, 2005 (Successor) and the three and six months ended June 30, 2006 (Successor) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 20, 2006.
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
Reclassifications
     The Company revised the classification of restricted cash from cash flows from financing activities to cash flows from investing activities for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to June 30, 2005 (Successor). In addition, certain reclassifications have been made to prior period’s consolidated financial statements and disclosures to conform to current period presentation.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its consolidated financial statements.
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities associated with a transfer of assets (e.g., a sale of receivables) be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value and requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 although early adoption is permitted. The Company has evaluated SFAS No. 156 and has determined that there is no impact to the consolidated financial statements.
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

3. Intangible Assets
Intangible assets consist of the following:

	Successor
	As of June 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(5,455)
Non-compete agreements	20,809	(4,959)

Total	$41,265	$(10,414)

Indefinite-lived intangible assets
Goodwill	$1,319,011
Trademarks	47,058
Certificates of need	3,608
Accreditations	1,892

Total	$1,371,569

Amortization expense for intangible assets with finite lives follows:

	Successor		Predecessor	Successor
				Period
				from
			Period from	February	Six
	Three	Three	January 1	25	Months
	Months	Months	through	through	Ended
	Ended June	Ended June	February 24,	June 30,	June 30,
	30, 2005	30, 2006	2005	2005	2006
	(in thousands)
Amortization expense	$2,580	$1,952	$576	$3,439	$3,905
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

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2006 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2005	$1,221,776	$83,434	$1,305,210
Tax adjustments related to merger	112	10,800	10,912
Goodwill acquired during year	299	1,194	1,493
Earnouts	—	100	100
Other	—	1,296	1,296

Balance as of June 30, 2006	$1,222,187	$96,824	$1,319,011

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
4. Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income at December 31, 2005 consist of cumulative translation adjustment gains of $1.8 million, associated with the Company’s Canadian subsidiary which was sold on March 1, 2006 (Note 6) and a gain of $2.4 million, net of tax of $1.7 million, on an interest rate swap transaction. At June 30, 2006, other comprehensive income consisted of a gain of $5.5 million, net of tax of $3.9 million, on an interest rate swap transaction.
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

     The following table summarizes selected financial data for the Company’s reportable segments:

	Successor
	Three Months Ended June 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$347,508	$124,645	$1,551	$473,704
Adjusted EBITDA	78,613	18,548	(11,582)	85,579
Total assets	1,610,965	519,779	57,217	2,187,961
Capital expenditures	52,349	339	2,408	55,096
	Successor
	Three Months Ended June 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$360,772	$120,641	$728	$482,141
Adjusted EBITDA	82,673	18,423	(10,492)	90,604
Total assets	1,755,128	266,864	113,380	2,135,372
Capital expenditures	31,825	1,310	293	33,428
	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$202,781	$73,344	$1,611	$277,736
Adjusted EBITDA	44,384	9,848	(7,701)	46,531
Total assets	904,754	239,019	87,640	1,231,413
Capital expenditures	1,165	408	1,013	2,586
	Successor
	Period from February 25 through June 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$486,771	$172,756	$2,563	$662,090
Adjusted EBITDA	113,356	27,264	(16,078)	124,542
Total assets	1,610,965	519,779	57,217	2,187,961
Capital expenditures	53,129	613	2,466	56,208

	Successor
	For the Six Months Ended June 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$720,444	$239,931	$1,509	$961,884
Adjusted EBITDA	157,391	33,183	(21,678)	168,896
Total assets	1,755,128	266,864	113,380	2,135,372
Capital expenditures	68,330	2,951	533	71,814
A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor		Predecessor	Successor
			Period from	Period from	Six
	Three	Three	January 1	February 25	Months
	Months	Months	through	through	Ended
	Ended June	Ended June	February	June 30,	June 30,
	30, 2005	30, 2006	24, 2005	2005	2006
	(in thousands)
Net income (loss)	$29,421	$33,937	$(100,251)	$42,494	$69,304
Income from discontinued operations, net of tax	(1,634)	—	(522)	(2,306)	(10,018)
Income tax expense (benefit)	18,712	21,531	(59,794)	27,100	40,626
Minority interest	554	335	330	856	726
Interest expense, net	24,861	23,798	4,128	34,384	47,848
Other income	(308)	(1,608)	(267)	(411)	(4,042)
Merger related charges	—	—	12,025	—	—
Loss on early retirement of debt	—	—	42,736	—	—
Depreciation and amortization	12,156	11,666	5,933	16,282	22,561
Stock compensation expense (1)	1,817	945	142,213	6,143	1,891

Adjusted EBITDA	$85,579	$90,604	$46,531	$124,542	$168,896

(1)	For the three months ended June 30, 2005 and 2006, the period from January 1, 2005 through February 24, 2005, the period from February 25, 2005 through June 30, 2005 and the six months ended June 30, 2006 approximately $1.8 million, $0.9 million, $115.0 million, $6.1 million and $1.9 million of stock compensation expense was included in general and administrative expense on the Company’s consolidated statement of operations, respectively. For the period from January 1 through February 24, 2005, $27.2 million of stock compensation expense was included in cost of services on the Company’s consolidated statement of operations.

6. Discontinued Operations
     On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). The sale was completed on March 1, 2006. CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. The purchase price is subject to adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. CBIL’s assets and liabilities have been classified as held for sale at December 31, 2005 and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the period from January 1, 2005 through February 24, 2005, the period from February 25, 2005 through June 30, 2005 and the three months ended June 30, 2005 and the six months ended June 30, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

	Successor	Predecessor	Successor
		Period from		For the Two
		January 1	Period from	Months
	Three Months	through	February 25	Ended
	Ended June	February 24,	through June	February 28,
	30, 2005	2005	30, 2005	2006 (1)
		(in thousands)
Net revenue	$17,936	$10,051	$24,662	$12,902

Income from discontinued operations before income tax expense	2,700	950	3,855	15,547
Income tax expense	1,066	428	1,549	5,529

Income from discontinued operations, net of tax	$1,634	$522	$2,306	$10,018

(1)	The income from discontinued operations before income taxes includes a gain on sale of approximately $14.0 million.

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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of the Company, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part the Company and the individual officers’ preliminary motion to dismiss the amended complaint. The Company and the individual officers have answered the amended complaint and the case has moved to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
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

The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has recently been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that the Nevada qui tam action will not have a material adverse effect on the Company.
Other
     The Company has entered into a number of construction contracts for renovation of the real estate it has recently purchased and for a major renovation at one of its rehabilitation hospitals. Outstanding commitments under these contracts approximate $28.7 million at June 30, 2006.

8. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries
     The 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of the Company’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of the Company’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
     The Company conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for the Company, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2006 (Successor) and for the period January 1, 2005 through February 24, 2005 (Predecessor), February 25, 2005 through June 30, 2005 (Successor), and the six months ended June 30, 2006 (Successor).
     The equity method has been used by the Company with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2006:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Cupertino Medical Center, P.C.	OccuMed East, P.C.
Elizabethtown Physical Therapy	Ohio Occupational Health, P.C., Inc.
Jeff Ayres, PT Therapy Center, Inc.	Partners in Physical Therapy, PLLC
Jeffersontown Physical Therapy, LLC	Philadelphia Occupational Health, P.C.
Kentucky Orthopedic Rehabilitation, LLC	Rehabilitation Physician Services, P.C.
Kessler Core PT, OT and Speech Therapy at	Robinson & Associates, P.C.
New York, LLC	Select Specialty Hospital – Central Pennsylvania, L.P.
Langhorne, P.C.	Select Specialty Hospital – Houston, L.P.
Lester OSM, P.C.	Select Specialty Hospital – Mississippi Gulf Coast, Inc.
Louisville Physical Therapy, P.S.C.	Sprint Physical Therapy, P.C.
Medical Information Management Systems, LLC	Therex, P.C.
Metropolitan West Physical Therapy and Sports	TJ Corporation I, LLC
Medicine Services Inc.	U.S. Regional Occupational Health II, P.C.
MKJ Physical Therapy, Inc.	U.S. Regional Occupational Health II of New Jersey, P.C.
New York Physician Services, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
June 30, 2006
(unaudited)

	Successor
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,040	$2,311	$1,789	$—		$12,140
Restricted cash	5,548	—	—	—		5,548
Accounts receivable, net	(5,148)	255,137	18,035	—		268,024
Current deferred tax asset	25,321	29,098	2,763	—		57,182
Other current assets	1,263	14,432	2,108	—		17,803

Total Current Assets	35,024	300,978	24,695	—		360,697

Property and equipment, net	10,475	262,703	28,188	—		301,366
Investment in affiliates	1,708,458	93,624	—	(1,802,082	)(a)	—
Goodwill	—	1,319,011	—	—		1,319,011
Other identifiable intangibles	—	83,409	—	—		83,409
Other assets	67,062	3,171	656	—		70,889

Total Assets	$1,821,019	$2,062,896	$53,539	$(1,802,082)		$2,135,372

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$5,920	$430	$—	$—		$6,350
Accounts payable	3,388	54,554	3,953	—		61,895
Intercompany accounts	235,365	(209,568)	(25,797)	—		—
Accrued payroll	782	51,393	279	—		52,454
Accrued vacation	3,086	23,550	2,368	—		29,004
Accrued interest	25,206	—	—	—		25,206
Accrued professional liability	23,048	—	—	—		23,048
Accrued restructuring	—	280	—	—		280
Accrued other	43,280	18,750	1,505	—		63,535
Due to third party payors	—	9,562	—	—		9,562
Income taxes	2,359	32,299	(1,069)	—		33,589

Total Current Liabilities	342,434	(18,750)	(18,761)	—		304,923

Long-term debt, net of current portion	907,192	296,444	23,827	—		1,227,463
Noncurrent deferred tax liability	8,598	29,392	(306)	—		37,684

Total Liabilities	1,258,224	307,086	4,760	—		1,570,070

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	2,507	—		2,507

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	442,690	—	—	—		442,690
Retained earnings	114,627	155,117	27,698	(182,815	) (b)	114,627
Subsidiary investment	—	1,600,693	18,574	(1,619,267	) (a)(b)	—
Accumulated other comprehensive income	5,478	—	—	—		5,478

Total Stockholders’ Equity	562,795	1,755,810	46,272	(1,802,082)		562,795

Total Liabilities and Stockholders’ Equity	$1,821,019	$2,062,896	$53,539	$(1,802,082)		$2,135,372

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006
(unaudited)

	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$380	$882,079	$79,425	$—	$961,884

Costs and expenses:
Cost of services	116	692,258	65,323	—	757,697
General and administrative	23,711	38	—	—	23,749
Bad debt expense	—	12,710	723	—	13,433
Depreciation and amortization	1,210	19,688	1,663	—	22,561

Total costs and expenses	25,037	724,694	67,709	—	817,440

Income (loss) from operations	(24,657)	157,385	11,716	—	144,444

Other income and expense:
Intercompany interest and royalty fees	(29,210)	29,010	200	—	—
Intercompany management fees	81,505	(79,739)	(1,766)	—	—
Other income	4,042	—	—		4,042
Interest income	397	22	—	—	419
Interest expense	(37,214)	(10,182)	(871)	—	(48,267)

Income (loss) before minority interests and income taxes	(5,137)	96,496	9,279	—	100,638

Minority interest in consolidated subsidiary companies	—	—	726	—	726

Income (loss) from continuing operations before income taxes	(5,137)	96,496	8,553	—	99,912

Income tax expense (benefit)	(322)	40,087	861	—	40,626

Income (loss) from continuing operations	(4,815)	56,409	7,692	—	59,286

Income from discontinued operations, net of tax	9,068	—	950	—	10,018

Equity in earnings of subsidiaries	65,051	7,692	—	(72,743)	—

Net income	$69,304	$64,101	$8,642	$(72,743)	$69,304

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006
(unaudited)

	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$69,304	$64,101	$8,642	$(72,743	)(a)	$69,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210	19,688	1,839	—		22,737
Provision for bad debts	—	12,710	810	—		13,520
Gain from sale of business	(13,950)	—	—	—		(13,950)
Non-cash income from hedge	(4,042)	—	—	—		(4,042)
Non-cash stock compensation expense	1,891	—	—	—		1,891
Minority interests	—	—	1,066	—		1,066
Loss (gain) on disposal of assets	(17)	246	30	—		259
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(65,051)	(7,692)	—	72,743	(a)	—
Intercompany	26,914	2,935	(29,849)	—		—
Accounts receivable	5,148	(34,962)	4,284	—		(25,530)
Other current assets	648	(1,792)	2,682	—		1,538
Other assets	(9,673)	11,126	1,155	—		2,608
Accounts payable	1,397	3,575	(3,750)	—		1,222
Due to third-party payors	(6,099)	(4,591)	8,077	—		(2,613)
Accrued interest	(24)	—	—	—		(24)
Accrued expenses	3,932	(14,158)	(1,521)	—		(11,747)
Income taxes	42,346	—	—	—		42,346

Net cash provided by (used in) operating activities	53,934	51,186	(6,535)	—		98,585

Investing activities
Purchases of property and equipment	(536)	(60,958)	(10,320)	—		(71,814)
Proceeds from sale of business	76,806	—	—	—		76,806
Earnout payments	—	(100)	—	—		(100)
Restricted cash	798	—	—	—		798
Acquisition of businesses, net of cash acquired	—	(1,239)	(2,022)	—		(3,261)

Net cash provided by (used in) investing activities	77,068	(62,297)	(12,342)	—		2,429

Financing activities
Net repayments on credit facility	(87,900)	—	—	—		(87,900)
Dividends to Holdings	(15,811)	—	—	—		(15,811)
Intercompany debt reallocation	(16,669)	10,354	6,315	—		—
Principal payments on seller and other debt	—	(563)	(37)	—		(600)
Payment of bank overdrafts	(19,355)	—	—	—		(19,355)
Distributions to minority interests	—	—	(1,104)	—		(1,104)

Net cash provided by (used in) financing activities	(139,735)	9,791	5,174	—		(124,770)

Effect of exchange rate changes on cash and cash equivalents	35	—	—	—		35

Net decrease in cash and cash equivalents	(8,698)	(1,320)	(13,703)	—		(23,721)

Cash and cash equivalents at beginning of period	16,738	3,631	15,492	—		35,861

Cash and cash equivalents at end of period	$8,040	$2,311	$1,789	$—		$12,140

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Period January 1 through February 24, 2005
(unaudited)

	Predecessor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$28	$248,857	$28,851	$—	$277,736

Costs and expenses:
Cost of services	27,188	193,323	23,810	—	244,321
General and administrative	121,956	553	—	—	122,509
Bad debt expense	—	6,223	365	—	6,588
Depreciation and amortization	371	5,025	537	—	5,933

Total costs and expenses	149,515	205,124	24,712	—	379,351

Income (loss) from operations	(149,487)	43,733	4,139	—	(101,615)

Other income and expense:
Intercompany interest and royalty fees	(6,261)	6,221	40	—	—
Intercompany management fees	213,822	(213,436)	(386)	—	—
Loss on early retirement of debt	(42,736)	—	—	—	(42,736)
Merger related charges	(12,025)	—	—	—	(12,025)
Other income	267	—	—	—	267
Interest income	294	229	—	—	523
Interest expense	(1,433)	(2,953)	(265)	—	(4,651)

Income (loss) before minority interests and income taxes	2,441	(166,206)	3,528	—	(160,237)

Minority interest in consolidated subsidiary companies	—	7	323	—	330

Income (loss) from continuing operations before income taxes	2,441	(166,213)	3,205	—	(160,567)

Income tax expense (benefit)	130	(59,937)	13	—	(59,794)

Income (loss) from continuing operations	2,311	(106,276)	3,192	—	(100,773)

Income from discontinued operations, net of tax	—	—	522	—	522

Equity in earnings of subsidiaries	(102,562)	3,192	—	99,370	—

Net income (loss)	$(100,251)	$(103,084)	$3,714	$99,370	$(100,251)

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Period February 25 through June 30, 2005
(unaudited)

	Successor
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$7	$599,663	$62,420	$—		$662,090

Costs and expenses:
Cost of services	71	461,495	50,520	—		512,086
General and administrative	20,692	1,047	—	—		21,739
Bad debt expense	—	9,314	552	—		9,866
Depreciation and amortization	3,044	12,075	1,163	—		16,282

Total costs and expenses	23,807	483,931	52,235	—		559,973

Income (loss) from operations	(23,800)	115,732	10,185	—		102,117

Other income and expense:
Intercompany interest and royalty fees	(16,395)	16,144	251	—		—
Intercompany management fees	64,148	(63,945)	(203)	—		—
Other income	411	—	—	—		411
Interest income	221	49	—	—		270
Interest expense	(27,454)	(6,720)	(480)	—		(34,654)

Income (loss) before minority interests and income taxes	(2,869)	61,260	9,753	—		68,144

Minority interest in consolidated subsidiary companies	—	90	766	—		856

Income (loss) before income taxes	(2,869)	61,170	8,987	—		67,288

Income tax expense (benefit)	(322)	26,914	508	—		27,100

Income (loss) from continuing operations	(2,547)	34,256	8,479	—		40,188

Income from discontinued operations, net of tax	—	—	2,306	—		2,306

Equity in earnings of subsidiaries	45,041	8,479	—	(53,520	) (a)	—

Net income	$42,494	$42,735	$10,785	$(53,520)		$42,494

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Period January 1 through February 24, 2005
(unaudited)

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

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Period February 25 through June 30, 2005
(unaudited)

	Successor
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$42,494	$42,735	$10,785	$(53,520	)(a)	$42,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,044	12,075	1,618	—		16,737
Provision for bad debts	—	9,314	710	—		10,024
Non-cash stock compensation expense	6,143	—	—	—		6,143
Minority interests	—	90	1,402	—		1,492
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(45,041)	(8,479)	—	53,520	(a)	—
Intercompany	(120,007)	130,975	(10,968)	—		—
Accounts receivable	47	(42,566)	(1,313)	—		(43,832)
Other current assets	(387)	939	(36)	—		516
Other assets	(56,556)	56,762	(430)	—		(224)
Accounts payable	621	1,564	643	—		2,828
Due to third-party payors	49	(1,125)	(1,372)	—		(2,448)
Accrued interest	19,797	—	—	—		19,797
Accrued expenses	(49,614)	(138,378)	53	—		(187,939)
Income taxes	14,201	—	6,339	—		20,540

Net cash provided by (used in) operating activities	(185,209)	63,906	7,431	—		(113,872)

Investing activities
Purchases of property and equipment	(919)	(54,205)	(1,084)	—		(56,208)
Restricted cash	72	—	—	—		72
Acquisition of businesses, net of cash acquired	—	(2,215)	—	—		(2,215)

Net cash used in investing activities	(847)	(56,420)	(1,084)	—		(58,351)

Financing activities
Equity investment by Holdings	722,242	—	—	—		722,242
Proceeds from credit facility	780,000	—	—	—		780,000
Proceeds from senior subordinated notes	660,000	—	—	—		660,000
Repayment of senior subordinated notes	(350,000)	—	—	—		(350,000)
Deferred financing costs	(57,198)	—	—	—		(57,198)
Costs associated with equity investment of Holdings	(8,686)	—	—	—		(8,686)
Intercompany debt reallocation	(6,365)	8,370	(2,005)	—		—
Net repayments on credit facility debt	(16,450)	—	—	—		(16,450)
Principal payments on seller and other debt	—	(3,447)	(44)	—		(3,491)
Repurchases of common stock	(1,687,994)	—	—	—		(1,687,994)
Distributions to minority interests	—	—	(871)	—		(871)

Net cash provided by (used in) financing activities	35,549	4,923	(2,920)	—		37,552

Effect of exchange rate changes on cash and cash equivalents	20	—	—	—		20

Net increase (decrease) in cash and cash equivalents	(150,487)	12,409	3,427	—		(134,651)

Cash and cash equivalents at beginning of period	158,353	(10,004)	7,371	—		155,720

Cash and cash equivalents at end of period	$7,866	$2,405	$10,798	$—		$21,069

(a) Elimination of equity in earnings of subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of June 30, 2006, we operated 96 long-term acute care hospitals in 27 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities in New Jersey, and 610 outpatient rehabilitation clinics in 24 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $961.9 million for the six months ended June 30, 2006. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business.
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
Recent Trends and Events
     CBIL Sale
     On March 1, 2006, we sold our wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet. We have recognized a gain on sale (net of tax) of $9.1 million in the first quarter ended March 31, 2006.
     Second Quarter Ended June 30, 2006
     For the three months ended June 30, 2006, our net operating revenues increased 1.8% to $482.1 million compared to $473.7 million for the three months ended June 30, 2005. This increase in net operating revenues was attributable to a 3.8% increase in our specialty hospital net operating revenues offset by a 3.2% decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the operating clinics. We realized income from operations for the three months ended June 30, 2006 of $78.0 million compared to $71.6 million for the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2006 was $24.0 million compared to $25.1 million for the three months ended June 30, 2005.

     For the six months ended June 30, 2006, our net operating revenues increased 2.3% to $961.9 million compared to $939.8 million for the combined six months ended June 30, 2005. This increase in net operating revenues was attributable to a 4.5% increase in our specialty hospital net operating revenues offset by a 2.5% decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the operating clinics. We had income from operations for the six months ended June 30, 2006 of $144.4 million compared to $0.5 million for the combined six months ended June 30, 2005. For the combined six month period ended June 30, 2005 we incurred $148.4 million of stock compensation costs as a result of the Merger. Interest expense for the six months ended June 30, 2006 was $48.3 million compared to $39.3 million for the combined six months ended June 30, 2005. This increase resulted from the significant increase in merger related debt that occurred on February 25, 2005.
     Our cash flow from operations provided $98.6 million of cash for the six months ended June 30, 2006.
Regulatory Changes
     On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule makes several changes to LTCH-PPS payment methodologies and amounts.
     For discharges occurring on or after July 1, 2006, the rule changes the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases). Previously, payment for these patients was based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The final rule modifies the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also adds a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system (“IPPS”). Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.
     In addition, for discharges occurring on or after July 1, 2006, the final rule provides for (i) a zero-percent update for the 2007 LTCH-PPS rate year to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (ii) the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimates that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. As of June 30, 2006, we operated 96 long-term acute care hospitals, 86 of which operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold is the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. We have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our Company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of our facilities. At this time we cannot predict with any certainty the impact on revenues or operating expenses at the hospitals being moved. If CMS implements certain additional regulatory changes that it has proposed and discussed and that would affect long-term acute care hospitals more generally, our plan would have to be further modified.
     The new HIH regulations established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
Development of New Specialty Hospitals and Clinics
     We expect to continue evaluating opportunities to develop new long-term acute care hospitals. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2006	2005	2006
Specialty hospital data(1):
Number of hospitals — start of period	103	101	86	101
Number of hospital start-ups	—	2	—	2
Number of hospitals closed	(1)	(1)	(1)	(1)
Number of hospitals consolidated	—	(2)	—	(2)
Number of hospitals acquired	—	—	17	—

Number of hospitals — end of period	102	100	102	100

Available licensed beds	3,856	3,931	3,856	3,931
Admissions	9,995	10,154	20,331	20,637
Patient days	246,171	246,275	497,010	497,976
Average length of stay (days)	24	24	25	24
Net revenue per patient day(2)	$1,375	$1,435	$1,352	$1,419
Occupancy rate	70%	69%	71%	71%
Percent patient days — Medicare	75%	73%	76%	73%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	592	553	589	553
Number of clinic start-ups	6	4	15	5
Number of clinics closed/sold	(24)	(15)	(30)	(16)

Number of clinics owned — end of period	574	542	574	542
Number of clinics managed — end of period	58	68	58	68

Total number of clinics (all) — end of period	632	610	632	610

Number of visits	863,966	762,177	1,727,139	1,547,016
Net revenue per visit (4)	$89	$94	$90	$93

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data has been restated to remove the clinics operated by CBIL, which is being reported as a discontinued operation. Occupational health clinics have been reclassified as managed clinics.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     On February 24, 2005, we consummated a merger with a wholly-owned subsidiary of Select Medical Holdings Corporation (“Holdings”) pursuant to which we became a wholly-owned subsidiary of Holdings. Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion and to assist the reader in understanding our operating performance and trends, the financial data for the period after the Merger, February 25, 2005 through June 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined six months ended June 30, 2005. The combined data is referred to herein as the combined six months ended June 30, 2005. As a result of the Merger, certain of our costs and expenses have been affected by increased interest expense, loss on early retirement of debt, merger related charges, a significant stock compensation charge allocated to cost of services and general and administrative expense and increases in depreciation and amortization due to the revaluation of our tangible and intangible assets. We believe this combined presentation is a reasonable means of presenting our operating results. The following table presents the combined consolidated statement of operations for the six months ended June 30, 2005.

	Predecessor	Successor	Combined
		Period
		from
	Period from	February
	January 1	25
	through	through	Six Months
	February	June 30,	Ended June
	24, 2005	2005	30, 2005
	(in thousands)
Net operating revenues	$277,736	$662,090	$939,826

Costs and expenses:
Cost of services	244,321	512,086	756,407
General and administrative	122,509	21,739	144,248
Bad debt expense	6,588	9,866	16,454
Depreciation and amortization	5,933	16,282	22,215

Total costs and expenses	379,351	559,973	939,324

Income (loss) from operations	(101,615)	102,117	502

Other income and expense:
Loss on early retirement of debt	(42,736)	—	(42,736)
Merger related charges	(12,025)	—	(12,025)
Other income	267	411	678
Interest income	523	270	793
Interest expense	(4,651)	(34,654)	(39,305)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	68,144	(92,093)
Minority interest in consolidated subsidiary companies	330	856	1,186

Income (loss) from continuing operations before income taxes	(160,567)	67,288	(93,279)
Income tax expense (benefit)	(59,794)	27,100	(32,694)

Income (loss) from continuing operations	(100,773)	40,188	(60,585)
Income from discontinued operations, net of tax	522	2,306	2,828

Net income (loss)	$(100,251)	$42,494	$(57,757)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2005	2006	2005 (1)	2006
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(2)	78.4	77.3	80.5	78.8
General and administrative	2.8	2.4	15.3	2.5
Bad debt expense	1.1	1.7	1.8	1.4
Depreciation and amortization	2.6	2.4	2.4	2.3

Income (loss) from operations	15.1	16.2	0.0	15.0
Loss on early retirement of debt	—	—	(4.5)	—
Merger related charges	—	—	(1.3)	—
Other income	0.1	0.3	0.1	0.4
Interest expense, net	(5.3)	(4.9)	(4.1)	(4.9)

Income (loss) from continuing operations before minority interests and income taxes	9.9	11.6	(9.8)	10.5
Minority interests	0.1	0.1	0.1	0.1

Income (loss) from continuing operations before income taxes	9.8	11.5	(9.9)	10.4
Income tax expense (benefit)	3.9	4.5	(3.5)	4.2

Income (loss) from continuing operations	5.9	7.0	(6.4)	6.2
Income from discontinued operations, net of tax	0.3	—	0.3	1.0

Net income (loss)	6.2%	7.0%	(6.1)%	7.2%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2006	% Change	2005 (1)	2006	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$347,508	$360,772	3.8%	$689,552	$720,444	4.5%
Outpatient rehabilitation	124,645	120,641	(3.2)	246,100	239,931	(2.5)
Other	1,551	728	(53.1)	4,174	1,509	(63.8)

Total company	$473,704	$482,141	1.8%	$939,826	$961,884	2.3%

Income (loss) from operations:
Specialty hospitals	$71,532	$74,978	4.8%	$144,282	$142,867	(1.0%)
Outpatient rehabilitation	16,472	15,200	(7.7)	32,202	26,668	(17.2)
Other	(16,398)	(12,185)	25.7	(175,982)	(25,091)	85.7

Total company	$71,606	$77,993	8.9%	$502	$144,444	N/M

Adjusted EBITDA:(3)
Specialty hospitals	$78,613	$82,673	5.2%	$157,740	$157,391	(0.2%)
Outpatient rehabilitation	18,548	18,423	(0.7)	37,112	33,183	(10.6)
Other	(11,582)	(10,492)	9.4	(23,779)	(21,678)	8.8

Adjusted EBITDA margins:(3)
Specialty hospitals	22.6%	22.9%	1.3%	22.9%	21.8%	(4.8%)
Outpatient rehabilitation	14.9	15.3	2.7	15.1	13.8	(8.6)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,610,965	$1,755,128		$1,610,965	$1,755,128
Outpatient rehabilitation	519,779	266,864		519,779	266,864
Other	57,217	113,380		57,217	113,380

Total company	$2,187,961	$2,135,372		$2,187,961	$2,135,372

Purchases of property and equipment, net:
Specialty hospitals	$52,349	$31,825		$54,294	$68,330
Outpatient rehabilitation	339	1,310		1,021	2,951
Other	2,408	293		3,479	533

Total company	$55,096	$33,428		$58,794	$71,814

     The following table reconciles same hospitals information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005 (1)	2006
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$347,508	$360,772	$689,552	$720,444
Less: Specialty hospitals in development or closed after 1/1/05	4,240	770	10,268	974

Specialty hospitals same store net operating revenue	$343,268	$360,002	$679,284	$719,470

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$78,613	$82,673	$157,740	$157,391
Less: Specialty hospitals in development or closed after 1/1/05	505	(1,970)	1,839	(2,347)

Specialty hospitals same store Adjusted EBITDA(3)	$78,108	$84,643	$155,901	$159,738

All specialty hospitals Adjusted EBITDA margin(3)	22.6%	22.9%	22.9%	21.8%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.8%	23.5%	23.0%	22.2%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through June 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined six months ended June 30, 2005.

(2)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other income, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation expense and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our interim unaudited consolidated financial statements for the period ended June 30, 2006 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
    Net Operating Revenues
     Our net operating revenues increased by 1.8% to $482.1 million for the three months ended June 30, 2006 compared to $473.7 million for the three months ended June 30, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 3.8% to $360.8 million for the three months ended June 30, 2006 compared to $347.5 million for the three months ended June 30, 2005. Net operating revenues for the specialty hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods increased 4.9% to $360.0 million for the three months ended June 30, 2006 from $343.3 million for the three months ended June 30, 2005. This increase resulted primarily from higher net revenue per patient day. Our patient days for these hospitals increased 1.6%. Additionally, our occupancy percentage was 70% for both the three months ended June 30, 2006 and the three months ended June 30, 2005.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 3.2% to $120.6 million for the three months ended June 30, 2006 compared to $124.6 million for the three months ended June 30, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 11.8% for the three months ended June 30, 2006 to 762,177 visits compared to 863,966 visits for the three months ended June 30, 2005. The decrease in net operating revenues and patient visits was principally related to a 5.6% decline in the number of clinics we own and a 6.6% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets that result from physicians opening competing physical therapy practices. Net revenue per visit in our clinics was $94 in 2006 compared to $89 in 2005.
     Other. Our other revenues were $0.7 million for the three months ended June 30, 2006 compared to $1.6 million for the three months ended June 30, 2005. The decline resulted from the sale of our home medical equipment and infusion/intravenous service business which we sold in May 2005.
     Operating Expenses
     Our operating expenses increased by 0.7% to $392.5 million for the three months ended June 30, 2006 compared to $389.9 million for the three months ended June 30, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 81.4% for the three months ended June 30, 2006 compared to 82.3% for the three months ended June 30, 2005. Cost of services as a percentage of operating revenues was 77.3% for the three months ended June 30, 2006 compared to 78.4% for the three months ended June 30, 2005. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $20.4 million for the three months ended June 30, 2006 compared to $20.5 million for the three months ended June 30, 2005. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.4% of net operating revenues for the three months ended June 30, 2006 compared to 2.8% for the three months ended June 30, 2005. Our general and administrative expenses for the three months ended June 30, 2005 included costs associated with the SemperCare Corporate office that was closed during the second quarter of 2005. Our bad debt expense as a percentage of net operating revenues was 1.7% for the three months ended June 30, 2006 compared to 1.1% for the three months ended June 30, 2005.

   Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 5.2% to $82.7 million for the three months ended June 30, 2006 compared to $78.6 million for the three months ended June 30, 2005. Our Adjusted EBITDA margins increased to 22.9% for the three months ended June 30, 2006 from 22.6% for the three months ended June 30, 2005. The hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods had Adjusted EBITDA of $84.6 million for the three months ended June 30, 2006, an increase of 8.4% over the Adjusted EBITDA of these hospitals for the three months ended June 30, 2005. Our Adjusted EBITDA margin in these same store hospitals increased to 23.5% for the three months ended June 30, 2006 from 22.8% for the three months ended June 30, 2005.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 0.7% to $18.4 million for the three months ended June 30, 2006 compared to $18.5 million for the three months ended June 30, 2005. Our Adjusted EBITDA margins increased to 15.3% for the three months ended June 30, 2006 from 14.9% for the three months ended June 30, 2005. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes described under—“Net Operating Revenue -Outpatient Rehabilitation” above.
     Other. The Adjusted EBITDA loss was $10.5 million for the three months ended June 30, 2006 compared to a loss of $11.6 million for the three months ended June 30, 2005. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
    Income from Operations
     For the three months ended June 30, 2006 we experienced income from operations of $78.0 million compared to $71.6 million for the three months ended June 30, 2005. The increase in income from operations resulted from the Adjusted EBITDA changes described above, a reduction in general and administrative expense discussed above and a small reduction in depreciation and amortization expense. This reduction in depreciation and amortization resulted primarily from revisions in our preliminary estimates of amortization of identifiable intangible assets recorded as part of the Merger.
   Interest Expense
     Interest expense was $24.0 million for the three months ended June 30, 2006 compared to $25.1 million for the three months ended June 30, 2005.
   Minority Interests
     Minority interests in consolidated earnings was $0.3 million for the three months ended June 30, 2006 compared to $0.6 million for the three months ended June 30, 2005.
Income Taxes
     We recorded income tax expense of $21.5 million for the three months ended June 30, 2006. The expense represented an effective tax rate of 38.8%. For the three months ended June 30, 2005 we recorded income tax expense of $18.7 million. This expense represented an effective tax rate of 40.2%.

Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL. The operating results of CBIL have been reclassified and reported as discontinued operations.
Six Months Ended June 30, 2006 Compared to Combined Six Months Ended June 30, 2005
    Net Operating Revenues
     Our net operating revenues increased by 2.3% to $961.9 million for the six months ended June 30, 2006 compared to $939.8 million for the combined six months ended June 30, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 4.5% to $720.4 million for the six months ended June 30, 2006 compared to $689.6 million for the combined six months ended June 30, 2005. Net operating revenues for the specialty hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods increased 5.9% to $719.5 million for the six months ended June 30, 2006 from $679.3 million for the combined six months ended June 30, 2005. This increase resulted primarily from higher net revenue per patient day. Our patient days for these hospitals increased 1.8%. Additionally, our occupancy percentage increased to 72% for the six months ended June 30, 2006 compared to 71% for the combined six months ended June 30, 2005.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 2.5% to $239.9 million for the six months ended June 30, 2006 compared to $246.1 million for the combined six months ended June 30, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 10.4% for the six months ended June 30, 2006 to 1,547,016 compared to 1,727,139 visits for the combined six months ended June 30, 2005. The decrease in net operating revenues and patient visits was principally related to a 5.6% decline in the number of clinics we own and a 5.1% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets that result from physicians opening competing physical therapy practices. Net revenue per visit in these clinics was $93 in 2006 compared to $90 in 2005.
     Other. Our other revenues were $1.5 million for the six months ended June 30, 2006 compared to $4.2 million for the combined six months ended June 30, 2005. The decline resulted from the sale of our home medical equipment and infusion/intravenous service business which we sold in May 2005.
    Operating Expenses
     Our operating expenses decreased by 13.3% to $794.9 million for the six months ended June 30, 2006 compared to $917.1 million for the combined six months ended June 30, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The decrease in operating expenses was principally related to the significant decline in stock compensation expense for the six months ended June 30, 2006. In connection with the Merger, we granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, Holdings also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the six months ended June 30, 2006 was $1.9 million and for the period from February 25, 2005 through June 30, 2005 was $6.1 million which were included in general and administrative expenses. Additionally, during the Predecessor period of January 1, 2005 through February 25, 2005, all of our then outstanding stock options were redeemed in accordance with the Merger agreement. This resulted in a charge of $142.2 million of which $115.0 million is included in general and administrative expense and $27.2 million is included in cost of services.

     As a percentage of our net operating revenues, our operating expenses were 82.7% for the six months ended June 30, 2006 compared to 97.6% for the combined six months ended June 30, 2005. Cost of services as a percentage of operating revenues was 78.8% for the six months ended June 30, 2006 compared to 80.5% for the combined six months ended June 30, 2005. These costs primarily reflect our labor expenses. This reduction resulted from a decline in our stock compensation costs offset by an increase in our direct labor costs in both our specialty hospitals and outpatient rehabilitation segments which occurred during the first quarter of 2006. This is primarily the result of inefficient nurse staffing ratios in our specialty hospitals and higher salaries for physical and occupational therapists in our outpatient clinics. Another component of cost of services is facility rent expense, which was $42.1 million for the six months ended June 30, 2006 compared to $40.9 million for the combined six months ended June 30, 2005. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.5% of net operating revenues for the six months ended June 30, 2006 compared to 15.3% for the combined six months ended June 30, 2005. Our general and administrative expenses for the combined six months ended June 30, 2005 included costs associated with the SemperCare Corporate office that were not eliminated until the second quarter of 2005 and stock compensation related to the Merger. Our bad debt expense as a percentage of net operating revenues was 1.4% for the six months ended June 30, 2006 compared to 1.8% for the combined six months ended June 30, 2005.
    Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA decreased by 0.2% to $157.4 million for the six months ended June 30, 2006 compared to $157.7 million for the combined six months ended June 30, 2005. Our Adjusted EBITDA margins declined to 21.8% for the six months ended June 30, 2006 from 22.9% for the combined six months ended June 30, 2005. The hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods had Adjusted EBITDA of $159.7 million, an increase of 2.5% over the Adjusted EBITDA of these hospitals in 2005. This increase in same hospital Adjusted EBITDA resulted from an increase in our patient days and rate, although the increase in rate was not sufficient to offset our increase in labor costs and costs of purchased services. As a result, our Adjusted EBITDA margin in these same store hospitals declined to 22.2% for the six months ended June 30, 2006 from 23.0% for the combined six months ended June 30, 2005.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 10.6% to $33.2 million for the six months ended June 30, 2006 compared to $37.1 million for the combined six months ended June 30, 2005. Our Adjusted EBITDA margins declined to 13.8% for the six months ended June 30, 2006 from 15.1% for the combined six months ended June 30, 2005. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes described under—“Net Operating Revenue -Outpatient Rehabilitation” above. Additionally, we experienced increased labor costs for physical and occupational therapists in 2006.
     Other. The Adjusted EBITDA loss was $21.7 million for the six months ended June 30, 2006 compared to a loss of $23.8 million for the combined six months ended June 30, 2005. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses associated with the SemperCare Corporate office that was closed during the second quarter of 2005.
    Income from Operations
     For the six months ended June 30, 2006 we experienced income from operations of $144.4 million compared to income from operations of $0.5 million for the combined six months ended June 30, 2005. The lower income from operations experienced for the combined six months ended June 30, 2005 resulted from the significant stock compensation expense of $142.2 million related to the cancellation of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005.
    Loss on Early Retirement of Debt
     In connection with the Merger, we commenced tender offers to acquire all of our 9 1/2% senior subordinated notes due 2009 and all of our 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss on early retirement of debt consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
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
    Interest Expense
     Interest expense increased by $9.0 million to $48.3 million for the six months ended June 30, 2006 from $39.3 million for the combined six months ended June 30, 2005. The increase in interest expense is due to the higher debt levels outstanding in the Successor periods resulting from the Merger.
    Minority Interests
     Minority interests in consolidated earnings was $0.7 million for the six months ended June 30, 2006 compared to $1.2 million for the combined six months ended June 30, 2005.
    Income Taxes
     We recorded income tax expense of $40.6 million for the six months ended June 30, 2006. The expense represented an effective tax rate of 40.7%. We recorded income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory Federal rate of 35.0% and a state rate of 2.2%. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $27.1 million for the Successor period of February 25, 2005 through June 30, 2005. The expense represented an effective tax rate of 40.3%.
    Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL. The operating results of CBIL have been reclassified and reported as discontinued operations.

Liquidity and Capital Resources
     Operating activities provided $98.6 million of cash flow for the six months ended June 30, 2006. Operating activities used $94.8 million of cash flow for the combined six months ended June 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Our days sales outstanding decreased to 51 days at June 30, 2006, from 52 days at December 31, 2005. The reduction in days sales outstanding is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals.
     Investing activities provided $2.4 million of cash flow for the six months ended June 30, 2006. Investing activities used $169.1 million of cash flow for the combined six months ended June 30, 2005. The primary source of cash in the six months ended June 30, 2006 resulted from the sale of CBIL which generated cash proceeds of $76.8 million, which was offset by cash disbursements of $71.8 million related to building improvements and equipment purchases primarily associated with properties we acquired in 2005 and acquisition payments of $3.3 which primarily relate to the repurchase of minority interests. The primary use of cash for the combined six months ended June 30, 2005 related to the acquisition of SemperCare, which used $105.1 million in cash. The remaining use of cash was related to purchases of property and equipment of $58.8 million and other acquisition related payments of $5.4 million.
     Financing activities utilized $124.8 million of cash flow for the six months ended June 30, 2006. The cash usage resulted primarily from principal repayments on our credit facility of $87.9 million, dividends paid to Holdings of $15.8 million and repayment of bank overdrafts of $19.4 million. Financing activities provided $37.6 million of cash for the combined six months ended June 30, 2005. The Merger financing was the primary contributor of this cash flow. The excess proceeds from the Merger financing were used to pay merger related costs, which included the cancellation and cash-out of outstanding stock options.
    Capital Resources
     Net working capital was $55.8 million at June 30, 2006 compared to $88.4 million at December 31, 2005. This decrease in working capital was principally related to a reduction in cash and cash equivalents.
     At June 30, 2006, our senior credit facility provides for senior secured financing consisting of a term loan facility that matures on February 24, 2012 and a revolving loan facility that will terminate on February 24, 2011. At June 30, 2006, we had outstanding $572.8 million of indebtedness under our senior credit facility all of which was under the term loan facility, excluding $23.9 million of letters of credit. At June 30, 2006 we had $276.1 million of additional borrowing capacity under our revolving loan facility. Borrowings under the revolving loan facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. On June 13, 2005 we entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payment. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     At June 30, 2006 we also had outstanding $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of our wholly-owned subsidiaries, subject to certain exceptions.
     Holdings, our parent company, has outstanding $175.0 million of senior floating rate notes and $150.0 million of 10% senior subordinated notes. These notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. Our parent company is a holding company, and as such, will rely on our cash flow to service these obligations. In the six months ended June 30, 2006, we remitted to

Holdings an aggregate of $15.8 million consisting of $7.5 million to fund the interest payment on Holdings’ $150.0 million 10% senior subordinated notes and $8.3 million to fund the interest payment on Holdings’ $175.0 million senior floating rate notes. As of June 30, 2006, we had remitted to Holdings all the funds we were permitted to remit under the terms of our senior secured credit facility and senior subordinated notes. We expect in the future that we will continue to remit to Holdings the maximum amount that is permitted under the terms of our senior secured credit facility and senior subordinated notes, which includes amounts necessary to fund the interest payments on Holdings’ 10% senior subordinated notes and its floating rate notes and other permitted payments.
     We believe internally generated cash flows and borrowings of revolving loans under our senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the HIH regulations enacted in 2004, we currently anticipate that we will need to relocate a significant number of our long-term acute care hospitals. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. At this time we cannot predict with any certainty the impact on revenues or operating expenses at the hospitals being moved. These relocation efforts will require us to make additional capital expenditures above historic levels. We currently expect to spend approximately $320 million on capital expenditures through 2009, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At June 30, 2006, we have outstanding commitments under construction contracts related to improvements and renovations at seven of our long-term acute care properties and one of our inpatient rehabilitation facilities totaling $28.7 million.
     During the six months ended June 30, 2006, we have relocated seven of our HIH hospitals into five free-standing buildings. Additionally we have opened one new hospital in a free-standing building and one new hospital as an HIH. We closed one HIH hospital during 2006.
     We also continue to evaluate opportunities to develop new long-term acute care hospitals. Additionally, we are evaluating opportunities to develop free-standing inpatient rehabilitation facilities similar to the four inpatient rehabilitation facilities acquired through our September 2003 Kessler acquisition. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.
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
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on our consolidated financial statements.
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities associated with a transfer of assets (e.g., a sale of receivables) be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value and requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 although early adoption is permitted. We have evaluated SFAS No. 156 and have determined that there is no impact to the consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility. As of June 30, 2006, we had $572.8 million in term loans outstanding under our senior secured credit facility which bear interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our outstanding senior secured credit facility at June 30, 2006 would result in a $0.5 million change in interest expense.

ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of the Company, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, and the issuance of false and misleading statements about the financial outlook of the Company. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part the Company and the individual officers’ preliminary motion to dismiss the amended complaint. The Company and the individual officers have answered the amended complaint and the case had moved to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
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
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against the Company has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by the Company in 2001 and a former employee of the Company’s Florida subsidiary who the Company asked to resign. The Company sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has recently been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that the Nevada qui tam action will not have a material adverse effect on the Company.
ITEM 1A. RISK FACTORS.
Our business involves a number of risks, some of which are beyond our control. The risks and uncertainties described in Item 1A of our Form 10-K for the year ended December 31, 2005 and the risk factors described below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business Set forth below are changes or additions to the risk factors set forth in our Form 10-K for the year ended December 31, 2005.
Compliance with recent changes in federal regulations applicable to long-term acute care hospitals operated a “hospitals within hospitals” or as “satellites” will result in increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability.
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. At December 31, 2005, 93 of our 97 long-term acute care hospitals operated as HIHs. For the year ended December 31, 2005, approximately 56% of the Medicare admissions to these HIHs were from host hospitals. For the year ended December 31, 2005, approximately 10% of these HIHs admitted 25% or fewer of their Medicare patients from their host hospitals, approximately 34% of these HIHs admitted 50% or fewer of their Medicare patients from their host hospitals, and approximately 74% of these HIHs admitted 75% or fewer of their Medicare patients from their host hospitals. The admissions data for the year ended December 31, 2005 is not necessarily indicative of the admissions mix these hospitals will experience in the future.
     These new HIH regulations had only a negligible impact on our 2005 financial results, but could have a significant negative impact on our financial results thereafter. In order to minimize the more significant impact of the HIH regulations in 2006 and future years, we have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our Company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. There can be no assurance that we can successfully implement such changes to our existing HIH business model or successfully control the capital expenditures associated with such changes. As a result, our ability to operate our long-term acute care hospitals effectively and our net operating revenues and profitably may be adversely affected. For example, because physicians generally direct the majority of hospital admissions, our net operating revenues and profitability may decline if the relocation efforts for certain of our HIHs adversely affect our relationships with the physicians in those communities.
Government implementation of recent changes to Medicare’s method of reimbursing our long-term acute care hospitals will reduce our future net operating revenues and profitability.
     All Medicare payments to our long-term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS”. Under LTCH-PPS, a long-term acute care hospital is paid a predetermined fixed amount depending upon the long-term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On May 2, 2006, the Centers for Medicare & Medicaid Services (known as “CMS”) released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule makes several changes to LTCH-PPS payment methodologies and amounts.
     For discharges occurring on or after July 1, 2006, the rule changes the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases). Previously, payment for these patients was based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The final rule modifies the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also adds a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital inpatient prospective payment system (“IPPS”). Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.
     In addition, for discharges occurring on or after July 1, 2006, the final rule provides for (i) a zero-percent update for the 2007 LTCH-PPS rate year to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (ii) the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimates that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional annual Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).
If our long-term acute care hospitals fail to maintain their certifications as long-term acute care hospitals or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.
     As of June 30, 2006, 94 of our 96 long-term acute care hospitals were certified by Medicare as long-term acute care hospitals, and two more were in the process of becoming certified as Medicare long-term acute care hospitals. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, namely minimum average length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services. In its preamble to the May 2006 final rule updating the long-term acute care Medicare prospective payment system, CMS discussed the contract that it has awarded to Research Triangle Institute, International (“RTI”) to examine recent recommendations made by the Medicare Payment Advisory Commission, or MedPAC, concerning how long-term acute care hospitals are defined and differentiated from other types of Medicare providers. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. In its June 2004 “Report to Congress,” MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities. CMS has indicated that it expects RTI’s final report and recommendations to be submitted to the agency before June 30, 2007. While acknowledging that RTI’s findings are expected to have a substantial impact on future Medicare policy for long-term acute care hospitals, CMS stated its belief that many of the specific payment adjustment features of LTCH-PPS presently in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for long-term acute care hospitals. Failure to meet existing long-term acute care certification criteria or implementation of additional criteria that would limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability.
     At June 30, 2006, 86 of our 96 long-term acute care hospitals operate as HIHs and as a result are subject to additional Medicare criteria that require certain indications of separateness from the host hospital. If any of our long-term acute care HIHs fail to meet the separateness requirements, they will be reimbursed at the lower general acute care hospital rate, which would likely cause our net operating revenues and profitability to decrease.
Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.
     We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable acquisition candidates for us. In addition, in recent years we have experienced increased competition for hospitals and clinics that would be suitable acquisition candidates for us from financial buyers. This increased competition could hamper our ability to acquire companies because we are outbid, or such increased competition may cause us to pay a higher price than we would otherwise pay in a less competitive environment. Increased competition from both strategic and financial buyers could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.
Our business operations could be significantly disrupted if we lose key members of our management team.
     Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate four key employees, Rocco A. Ortenzio, Robert A. Ortenzio, Patricia A. Rice and Martin F. Jackson. We currently have an employment agreement in place with Mr. Ortenzio, Mr. Ortenzio and Ms. Rice and a change in control agreement with Mr. Jackson. Each also has a significant equity ownership in Holdings. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for each of these individuals, due to their experience, reputation in the industry and special role in our operations. The loss of the services of any of these individuals would disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.
Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.
     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits.
     To mitigate our financial risk, we maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30 million. Our insurance for the professional liability coverage is written on a “claims-made” basis and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages are generally subject to a self-insured retention of $2 million per medical incident for professional liability claims and $2 million per occurrence for general liability claims. In recent years, many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs. In some instances, insurance underwriters will no longer underwrite risk in certain states that have a history of high medical malpractice awards. There can be no assurance that in the future, malpractice insurance will be available in certain states nor that we will be able to obtain insurance coverage at a reasonable price. Since our professional liability insurance is on a claims-made basis, any failure to obtain malpractice insurance in any state in the future would increase our exposure not only to claims arising in the future in such state but to claims arising from injuries that may have already occurred but which had not been reported during the period in which we previously had insurance coverage in that state. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 48 hereof.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: August 11, 2006

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.