Form 10-K
period 2014-12-31
SELECT MEDICAL CORP; SELECT MEDICAL HOLDINGS CORP
filed 2015-02-25
CIK 1035688, 1320414

Use these links to rapidly review the document

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-34465 and 001-31441

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their Charter)

Delaware Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1764048 23-2872718 (I.R.S. Employer Identification Number)
4714 Gettysburg Road, P.O. Box 2034 Mechanicsburg, PA (Address of Principal Executive Offices)	17055 (Zip Code)
(717) 972-1100 (Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Medical Holdings Corporation, Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

           Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

           Select Medical Holdings Corporation Yes ☑    No ☐    Select Medical Corporation Yes ☐    No ☑

           Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

           Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

           Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit and post such files). Yes ☑    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrant, Select Medical Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

           The aggregate market value of Holdings' voting stock held by non-affiliates at June 30, 2014 (the last business day of Holdings' most recently completed second fiscal quarter) was approximately $1,311,848,710, based on the closing price per share of common stock on that date of $15.60 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

           The number of shares of Holdings' Common Stock, $0.001 par value, outstanding as of February 1, 2015 was 131,228,508.

           This Form 10-K is a combined annual report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to "Holdings" refers to Select Medical Holdings Corporation and any reference to "Select" refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings. References to the "Company," "we," "us," and "our" refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.

Documents Incorporated by Reference

           Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders to be held on or about April 27, 2015 to be filed within 120 days after the registrant's fiscal year ended December 31, 2014, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed "filed" for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

  Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "target," "estimate," "project," "intend" and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  changes in government reimbursement for our services due to the implementation of healthcare reform legislation, deficit reduction measures, and/or new payment policies (including, for example, the expiration of the moratorium limiting the full application of the 25 Percent Rule that would reduce our Medicare payments for those patients admitted to a long term acute care hospital from a referring hospital in excess of an applicable percentage admissions threshold) may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

  •
  the impact of the Bipartisan Budget Act of 2013 (the "BBA of 2013"), which establishes new payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals;

  •
  the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

  •
  the failure of our facilities operated as "hospitals within hospitals" to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

  •
  a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

  •
  acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

  •
  private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

  •
  the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

  •
  shortages in qualified nurses or therapists could increase our operating costs significantly;

  •
  competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

  •
  the loss of key members of our management team could significantly disrupt our operations;

  •
  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

  •
  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including factors discussed under the heading "Risk Factors" of this annual report on Form 10-K.

        Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance.

        Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to securities analysts any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any securities analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Item 1.    Business.

Overview

        We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2014, we operated 113 long term acute care hospitals, or "LTCHs," and 16 inpatient rehabilitation facilities, or "IRFs," in 28 states, and 1,023 outpatient rehabilitation clinics in 31 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. As of December 31, 2014, we had operations in 41 states and the District of Columbia.

        We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $3,065.0 million for the year ended December 31, 2014. Of this total, we earned approximately 73% of our net operating revenues from our specialty hospital segment and approximately 27% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute care patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations" for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

        We are a leading operator of specialty hospitals in the United States. As of December 31, 2014, we operated 129 facilities throughout 28 states, including 113 LTCHs, 108 of which are currently certified by the federal Medicare program as LTCHs and five of which are currently in the demonstration period (each new LTCH must demonstrate for a 6-month period that it has an average length of stay of greater than 25 days), and 16 IRFs, all of which are currently certified by the federal Medicare program as IRFs. For the years ended December 31, 2012, December 31, 2013 and December 31, 2014, approximately 60%, 59% and 57%, respectively, of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2014, we operated a total of 5,326 available licensed beds and employed approximately 21,500 people in our specialty hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

        We operate the majority of our LTCHs as a hospital within a hospital, or an "HIH." An LTCH that operates as an HIH leases space from a general acute care hospital, or "host hospital," and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing LTCH does not operate on a host hospital campus. We operated 113 LTCHs at December 31, 2014, of which 112 were owned and one was managed. Of the 112 LTCHs we owned, 83 were operated as HIHs and 29 were operated as free-standing hospitals.

        Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 27 days in our LTCHs and 15 days in our IRFs, for the year ended December 31, 2014.

        Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2014:

Medical Condition	Distribution of Patients
Respiratory disorders	34%
Neuromuscular disorders	33%
Cardiac disorders	10%
Wound care	5%
Infectious diseases	5%
Other	13%

Total	100%

        We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective care to their enrollees. Additionally, we continually seek to increase our admissions by demonstrating our quality of care and by doing so expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission, the American Osteopathic Association ("AOA") and the Commission on Accreditation of Rehabilitation Facilities ("CARF"). As of December 31, 2014, all of the 129 specialty hospitals we operated were accredited by one or more of these accrediting organizations. The Joint Commission, the AOA and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

        When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine if the patient meets our criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.

        Upon admission, an interdisciplinary team reviews a new patient's condition. The interdisciplinary team is comprised of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a physical, occupational or speech therapist; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient's hospital stay and serves as a liaison with the insurance carrier's case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.

        Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a regular basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts the HIH, and (4) if applicable, the proximity of an acute care hospital to the free-standing specialty hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, the hospital's applicable accrediting organizations, and the state in which that specialty hospital is located.

        Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a chief nursing officer and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to focus their time on patient care.

        For a description of government regulations and Medicare payments made to our specialty hospitals see " — Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes."

Specialty Hospital Strategy

        The key elements of our specialty hospital strategy are to:

        Focus on Specialized Inpatient Services.    We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and can benefit from more specialized clinical care than patients treated in general acute care hospitals. Our patients' average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2014.

        Provide High-Quality Care and Service.    We believe that our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs who are typically referred to us by general acute care hospitals. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols and rehabilitation programs for brain trauma and spinal cord injuries. Our responsive staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, as evidenced by our specialty hospitals' accreditations by The Joint Commission, the AOA and CARF. As of December 31,

2014, all of the 129 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. Some of our IRFs had also received accreditation from CARF. See " — Government Regulations — Licensure — Accreditation." We also believe we develop brand loyalty in the local areas we serve by demonstrating our quality of care.

        Our treatment programs, which are continuously reassessed and updated, benefit patients because they give our clinicians access to the best practices and protocols that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients' unique needs. We measure the outcomes and successes of our patients' recovery in order to provide the best possible patient care and service.

        The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality measures from our hospitals are collected at our corporate offices and used to create monthly, quarterly and annual reports. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We report to the states in which our hospitals are located certain quality measures that are required to be reported under state laws. We also report to the Centers for Medicare & Medicaid Services, or "CMS", the quality data required to be reported by specialty hospitals. See " — Government Regulations — Other Medicare Regulations — Medicare Quality Reporting."

        Reduce Operating Costs.    We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

  •
  centralizing administrative functions such as accounting, treasury, payroll, legal, operational support, human resources, compliance and billing and collection;

  •
  standardizing management information systems to aid in accounting, billing, collections and data capture and analysis; and

  •
  centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies and other commodities used in our operations.

        Increase Commercial Volume.    We have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our specialty hospitals. We believe that commercial payors seek to contract with our hospitals because we offer patients high-quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

        Develop Specialty Hospitals.    Since our inception in 1997 we have internally developed 71 specialty hospitals. The BBA of 2013 reinstated the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017. The Protecting Access to Medicare Act of 2014 (the "PAMA") advanced the commencement date of the new moratorium from January 1, 2015 to April 1, 2014. The PAMA includes exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellites facilities currently under development. The new moratorium will not apply to LTCHs or LTCH satellites facilities that: (1) began their qualifying period to become an LTCH on or before April 1, 2014; (2) had a binding written agreement as of April 1, 2014 with an unrelated party for construction, renovation, or lease for an LTCH and have expended, before April 1, 2014, at least 10% of the estimated cost of the project (or, if less, $2,500,000); or (3) had obtained a certificate of need on or before April 1, 2014. The new moratorium provides no exceptions for increases in the number of certified beds in existing LTCHs and LTCH satellites. Further, in accordance with the requirements of guidance issued on October 10, 2014 by the Survey and Certification Group at CMS's

Central Office, any LTCH that establishes a new satellite, based upon meeting the criteria for an exception to the moratorium, must reduce beds elsewhere in the LTCH in order to operate beds in the new satellite location. In addition, we may consider international development opportunities.

        Pursue Joint Ventures with Large Health Care Systems.    By leveraging the experience of our senior management and development team, we believe that we are well positioned to expand our portfolio of joint ventured operations. When we identify joint venture opportunities, our development team conducts an extensive review of the area's referral patterns and commercial insurance rates to determine the general reimbursement trends and payor mix. Once discussions commence with a health care system, we refine the specific needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. A joint venture typically consists of us and the health care system contributing certain post acute care businesses into a newly formed entity. We typically function as the manager and hold either a majority or minority ownership interest. We believe we improve the joint venture by bringing clinical expertise, adding clinical programs that attract commercial payors, and implementing our standardized resource management programs, which may increase the financial performance of the joint venture.

        Pursue Opportunistic Acquisitions.    In addition to our development and joint venture initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized resource management programs.

Outpatient Rehabilitation

        We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,023 facilities throughout 31 states and the District of Columbia as of December 31, 2014. Typically, each of our clinics is located in a medical complex or retail location. We also provide medical rehabilitative services to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. As of December 31, 2014, we provided rehabilitative services to approximately 409 contracted locations in 27 states and the District of Columbia. Our outpatient rehabilitation segment employed approximately 9,000 people as of December 31, 2014.

        In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy and athletic training services. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists and speech-language pathologists.

        Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide a high-quality and cost-effective care to their enrollees.

        In our outpatient rehabilitation segment, approximately 90% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers' compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

        For a description of government regulations and Medicare payments made to our outpatient rehabilitation services see " — Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes."

Outpatient Rehabilitation Strategy

        The key elements of our outpatient rehabilitation strategy are to:

        Provide High-Quality Care and Service.    We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in the local areas we serve. This high quality of care and service allows us to strengthen our relationships with referring physicians, employers and health insurers and drive additional patient volume.

        Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new clinics in our existing markets. This allows us to realize economies of scale, heightened brand loyalty and workforce continuity. We are focused on increasing our workers' compensation and commercial/managed care payor mix.

        Expand Rehabilitation Programs and Services.    Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional programs and services specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes and patient satisfaction.

        Optimize the Profitability of our Payor Contracts.    We review payor contracts up for renewal and potential new payor contracts to optimize our profitability. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our national footprint and our strong reputation enable us to negotiate favorable outpatient contracts with commercial insurers.

        Maintain Strong Employee Relations.    We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance- based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. We seek to identify therapists who are potential business leaders. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic's performance.

        Pursue Opportunistic Acquisitions.    We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

Other

        Other activities include our corporate services and certain other minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology, services to healthcare entities and providers of complementary services.

Our Competitive Strengths

        We believe that the success of our business model is based on a number of competitive strengths, including our position as a leading operator in each of our business segments, proven financial performance and strong cash flow, significant scale, experience in completing and integrating acquisitions, ability to capitalize on consolidation opportunities and an experienced management team.

        Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 113 LTCHs in 28 states and 16 IRFs in eight states at December 31, 2014. We derived approximately 73% of net operating revenues from our specialty hospital segment, for the year ended December 31, 2014. In our outpatient rehabilitation segment, we operated 1,023 outpatient rehabilitation clinics in 31 states and the District of Columbia at December 31, 2014. We derived approximately 27% of net operating revenues from our outpatient rehabilitation segment, for the year ended December 31, 2014. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

        Proven Financial Performance and Strong Cash Flow.    We have established a track record of improving the financial performance of our facilities due to our disciplined approach to revenue growth, expense management and an intense focus on free cash flow generation. This includes regular review of specific financial metrics of our business to determine trends in our revenue generation, expenses, billing and cash collection. Based on the ongoing analysis of such trends, we make adjustments to our operations to optimize our financial performance and cash flow.

        Significant Scale.    By building significant scale in each of our business segments, we have been able to leverage our operating costs by centralizing administrative functions at our corporate office.

        Experience in Successfully Completing and Integrating Acquisitions.    From our inception in 1997 through 2014, we completed seven significant acquisitions for approximately $1,104.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

        Experience in Partnering with Large Health Care Systems.    Over the past several years we have partnered with large regional health care systems to provide post acute care services. We believe that we provide operating expertise through our experience in operating specialty hospitals and outpatient rehabilitation services to these ventures and have improved and expanded the level of post acute care services provided in these communities, as well as the financial performance of these operations.

        Well-Positioned to Capitalize on Consolidation Opportunities.    We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is fragmented, with many of the nation's LTCHs, IRFs and outpatient rehabilitation facilities being operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the

United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.

        Experienced and Proven Management Team.    Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our senior management team has extensive experience in the healthcare industry. Our President and Chief Executive Officer has more than two decades of management experience in the healthcare industry. Many of our other executives, such as our Chief Operating Officer, our Chief Financial Officer, our General Counsel, our Chief Human Resources Officer and our Chief Accounting Officer, have each served at our company for more than 15 years. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues

        The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2012	2013	2014
Medicare	46.9%	45.9%	44.5%
Commercial insurance(1)	41.9%	41.7%	42.7%
Private and other(2)	7.7%	8.6%	8.8%
Medicaid	3.5%	3.8%	4.0%

Total	100.0%	100.0%	100.0%

(1)
Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers' compensation and managed care programs.

(2)
Includes self-payors, contract management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

  Government Sources

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2014, we operated 129 specialty hospitals, 126 of which were certified as Medicare providers and three of which were in the process of obtaining their certification. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See "— Government Regulations — Overview of U.S. and State Government Reimbursements."

  Non-Government Sources

        Our non-government sources of net operating revenue include insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers' compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payors.

Employees

        As of December 31, 2014, we employed approximately 31,400 people throughout the United States. Approximately 21,400 of our employees are full time and the remaining approximately 10,000 are part-time employees. Specialty hospital employees totaled approximately 21,500 and outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 9,000. The remaining approximately 900 employees were in corporate management, administration and other support services primarily residing at our Mechanicsburg, Pennsylvania headquarters.

Competition

        We compete on the basis of the quality of the patient services we provide, the results that we achieve for our patients and the prices we charge for our services. The primary competitive factors in the specialty hospital business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate specialty hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from area to area, depending on the number and strength of such organizations.

        Our outpatient rehabilitation clinics face competition principally from locally owned and managed outpatient rehabilitation clinics in the communities they serve and from selected national providers such as Physiotherapy Associates and U.S. Physical Therapy in selected local areas. Some of these clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals.

Government Regulations

  General

        The healthcare industry is required to comply with many complex laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and outpatient rehabilitation clinics meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, safeguarding protected health information, compliance with building codes and environmental protection and healthcare fraud and abuse. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

  Facility Licensure

        Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities, not only at scheduled intervals but also in response to complaints from patients and others. While our facilities intend to comply with existing licensing and Medicare certification requirements and accreditation standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification or accreditation. These consequences could have an adverse effect on our company.

        Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services, or alter the ownership of such facilities, whether directly or indirectly. The certificate of need regulations vary from state to state, and are subject to change and new interpretation. If we fail to show public need and obtain approval in these states for our new facilities or changes to the ownership structure of existing facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement.

  Professional Licensure and Corporate Practice

        Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications. Some states prohibit the "corporate practice of medicine" so that business corporations such as ours are restricted from practicing medicine through the direct employment of physicians and therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. We believe that each of our facilities complies with any current corporate practice prohibition of the state in which it is located. For example, in those states that apply the corporate practice prohibition, we either contract to obtain physician and therapist services from an entity permitted to employ them or we manage the medical or therapy practice owned by licensed clinicians through which the clinical services are provided. However, future interpretations of the corporate practice prohibition, enactment of new legislation or adoption of new regulations could cause us to have to restructure our business operations or close our facilities in a particular state. If new legislation, regulations or interpretations establish that our facilities do not comply with state corporate practice prohibition, we could be subject to civil, and perhaps criminal, penalties. Any such restructuring or penalties could have a material adverse effect on our business.

  Certification

        In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2014, 126 of the 129 specialty hospitals we operated were certified as Medicare providers and three were in the process of obtaining their certification. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or "rehab agencies."

  Accreditation

        Our specialty hospitals receive accreditation from The Joint Commission, the AOA, CARF and/or other healthcare accrediting organizations. As of December 31, 2014, all of the 129 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. In addition, some of our IRFs have also applied for and received accreditation from CARF.

  Overview of U.S. and State Government Reimbursements

  Medicare Program in General

        The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 47% of our consolidated net operating revenues for the year ended December 31, 2012, 46% for the year ended December 31, 2013, and 45% for the year ended December 31, 2014.

        The Medicare program reimburses various types of providers, including LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system, or "IPPS," under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or "MS-DRGs." The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient's condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient's length of stay is less than the geometric mean length of stay for the MS-DRG.

  Long Term Acute Care Hospital Medicare Reimbursement

        The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long term care hospital prospective payment system, or "LTCH-PPS," was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. The policies and payment rates under LTCH-PPS are subject to annual updates and revisions. Under LTCH-PPS, each patient discharged from an LTCH is assigned to a distinct "MS-LTC-DRG," which is a Medicare severity diagnosis-related group for LTCHs, and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned MS-LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). CMS assigns relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

  Standard Federal Rate

        Payment under the LTCH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient's length of stay, the facility's costs, whether the patient was discharged and readmitted and other factors.

  Patient Criteria

        The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate capped at the MS-DRG including any outlier payments, or (2) 100 percent of the estimated costs for services.

        The BBA of 2013 provides for a transition to the site-neutral payment rate for those patients not paid under LTCH-PPS. During the transition period (cost reporting periods beginning on or after October 1, 2015 through September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria. The blended rate will comprise half the site-neutral payment rate and half the LTCH-PPS payment rate. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

        In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to the site-neutral payment rate to re-qualify for payment under LTCH-PPS.

  Short Stay Outlier Policy

        CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or "SSO." SSO cases are paid based on the lesser of (1) 100% of the average cost of the case, (2) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient's length of stay, (3) the full MS-LTC-DRG payment, or (4) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

        The SSO rule also has a category referred to as a "very short stay outlier", which applies to cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called "IPPS comparable threshold." The LTCH payment for very short stay outlier cases is equivalent to the general acute care hospital IPPS per diem rate. The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the "SCHIP Extension Act," as amended by the American Recovery and Reinvestment Act, or the "ARRA," and the Patient Protection and Affordable Care Act, or the "ACA," prevented CMS from applying the very short stay outlier policy during the period from December 29, 2007 through December 28, 2012. The very short stay outlier policy again became applicable to discharges occurring on or after December 29, 2012.

  High Cost Outliers

        Some cases are extraordinarily costly, producing losses that may be too large for hospitals to offset. Cases with unusually high costs, referred to as "high cost outliers," receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

  Interrupted stays

        An interrupted stay is defined as a case in which an LTCH patient, upon discharge, is admitted to a general acute care hospital, IRF or skilled nursing facility/swing-bed and then returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and the case is treated as a single discharge for the purposes of payment to the LTCH.

  Freestanding, HIH and Satellite LTCHs

        LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, "campus" means the physical area immediately adjacent to a hospital's main buildings, other areas and structures that are not strictly contiguous to a hospital's main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated "primary site" LTCH is known as a "satellite." Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a "remote location."

  Facility Certification Criteria

        The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient's admission, evaluates regularly their patients for continuation of care and assesses the available discharge options, (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call, and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

        An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days and Medicare Advantage Days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. Under the BBA of 2013, for discharges occurring in cost reporting periods beginning on or after October 1, 2015, LTCH cases paid at the site-neutral rate and Medicare Advantage cases are excluded from the LTCH average length of stay calculation.

        Prior to qualifying under the payment system applicable to LTCHs, a new LTCH initially receives payments under the general acute care hospital IPPS. The LTCH must continue to be paid under this system for a minimum of six months while meeting certain Medicare LTCH requirements, the most significant requirement being an average length of stay for Medicare patients (including both Medicare covered and non-covered days) greater than 25 days.

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for Medicare patients above the percentage admissions threshold are subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH is reimbursed at a rate comparable to that under general acute care hospital IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the admissions threshold and are paid under LTCH-PPS.

        The SCHIP Extension Act, as amended by the ARRA and the ACA, has limited the full application of the 25 Percent Rule. However, the SCHIP Extension Act did not postpone the application of the percentage admissions threshold to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. In addition, CMS adopted regulations providing for a one-year extension of relief from the full application of the 25 Percent Rule. As a result, full implementation of the Medicare percentage admissions thresholds did not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and through September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and through September 30, 2012 were subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        The BBA of 2013 further delays, and in some cases permanently suspends, the application of the 25 Percent Rule. The following table describes the types of LTCHs and the statutory and regulatory relief they have received from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions(1)	Co-located Admissions(2)
Non-grandfathered HIHs and satellite facilities opened before October 1, 2004 (67 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after October 1, 2016.
Grandfathered HIHs (3 owned hospitals)	25 Percent Rule not applicable.	25 Percent Rule not applicable.

Type of LTCH	Non Co-located Admissions(1)	Co-located Admissions(2)
Grandfathered satellites (0 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after July 1, 2016.
Freestanding facilities (29 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	25 Percent Rule not applicable.
Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (0 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.
HIHs and satellite facilities opened on or after October 1, 2004 (13 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.
LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population. In the special case where an LTCH is co-located with an MSA-dominant hospital, the referral percentage is no more than 50%, nor less than 25%.

(1)
Medicare patients admitted from a hospital not located in the same building or on the same campus as the LTCH or satellites of the LTCH.

(2)
Medicare patients admitted from a hospital located in the same building or on the same campus as the LTCH or satellites of the LTCH.

        After the expiration of the regulatory relief, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for cost reporting periods beginning on or after July 1, 2016.

        The BBA of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the BBA of 2013 requires the Medicare Payment Advisory Commission, or "MedPAC," to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs, and recommendations on how to change the site-neutral payment policy.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The ACA extended this moratorium by two years. The moratorium expired on December 28, 2012. The BBA of 2013 reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017. The PAMA advanced the commencement date of the reinstated moratorium from January 1, 2015 to April 1, 2014. The PAMA includes exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellites facilities currently under development. The new moratorium will not apply to LTCHs or LTCH satellites facilities that: (1) began their qualifying period to become an LTCH on or before April 1, 2014; (2) had a binding written agreement as of April 1, 2014 with an unrelated party for construction, renovation, or lease for an LTCH and have expended, before April 1, 2014, at least 10% of the estimated cost of the project (or, if less, $2,500,000); or (3) had obtained a certificate of need on or before April 1, 2014. The moratorium as reinstated on April 1, 2014 provides no exceptions for increases in the number of certified beds in existing LTCHs and LTCH satellites. Further, any LTCH that establishes a new satellite, based upon meeting the criteria for an exception to the moratorium, must reduce beds elsewhere in the LTCH in order to have beds in the new satellite location.

  One-Time Budget Neutrality Adjustment

        Congress required that the LTCH-PPS payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any "significant difference between actual payments and estimated payments for the first year" of LTCH-PPS. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. The ACA extended the stay on CMS's ability to adopt a one-time budget neutrality adjustment to LTCH-PPS through December 28, 2012. In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate. CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment would not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

  Annual Payment Rate Update

        Fiscal Year 2013.    On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Two different standard federal rates apply during fiscal year 2013. The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 is $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 is $40,398, both of which are an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional reduction of 0.1% mandated by the ACA. The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed above. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which is a decrease from the fixed-loss amount in the 2012 fiscal year of $17,931.

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate is set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases is set at $14,972, which is an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        IRFs are paid under a prospective payment system specifically applicable to this provider type, which is referred to as "IRF-PPS." Under the IRF-PPS, each patient discharged from an IRF is assigned to a case mix group, or "IRF-CMG," containing patients with similar clinical conditions that are expected to require similar amounts of resources. An IRF is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient's condition in an IRF relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient's length of stay, the facility's costs, whether the patient was discharged and readmitted and other factors.

  Facility Certification Criteria

        Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (1) a provider agreement to participate as a hospital in Medicare, (2) a preadmission screening procedure, (3) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services, (4) a full-time, qualified director of rehabilitation, (5) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient, and (6) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient's medical record to note the patient's status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

  Patient Classification Criteria

        Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the "75% Rule."

        New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75% Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75% Rule, and (4) changed the timeframe used to determine compliance with the 75% Rule from "the most recent 12-month cost reporting period" to "the most recent, consecutive, and appropriate 12-month period," with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility's certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

        Under the Deficit Reduction Act of 2005 (the "DRA"), enacted on February 8, 2006, Congress extended the phase-in period for the 75% Rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75% Rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold), at which time the requirement became known as the "60% Rule."

        Compliance with the patient classification criteria is demonstrated through either medical review or the "presumptive" method, in which a patient's diagnosis codes are compared to a "presumptive compliance" list. CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. As a result, beginning on or after October 1, 2015, a number of diagnosis codes previously on the presumptive compliance list will be removed, including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes, other miscellaneous diagnosis codes.

  Annual Payment Rate Update

        Fiscal Year 2013.    On July 30, 2012, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). The standard payment conversion factor for discharges during fiscal year 2013 is $14,343, which is an increase from the fiscal year 2012 standard payment conversion factor of $14,076. The update to the standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional reduction of 0.1% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which is an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

        Fiscal Year 2015.    On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, which is an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2015 and 2016, the market basket update will be reduced by 0.2%. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate, or "SGR," formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. CMS estimated on November 13, 2014 that beginning April 1, 2015 the Medicare physician fee schedule payment rates would be reduced by 21.2% as a result of the SGR formula. The PAMA temporarily blocks the payment reduction caused by the SGR formula through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2014, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

        In addition, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services. Similarly, the ACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2015, the annual limit on outpatient therapy services is $1,940 for combined physical and speech language pathology services and $1,940 for occupational therapy services. The per beneficiary caps were $1,920 for calendar year 2014.

        The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the PAMA, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2015 unless Congress extends it. We operated 1,023 outpatient rehabilitation clinics at December 31, 2014, of which 164 are provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The PAMA extends the exceptions process for outpatient therapy caps through March 31, 2015. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The PAMA extends through March 31, 2015 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

  Multiple Procedure Payment Reduction

        CMS adopted MPPR Reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This MPPR Reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. The MPPR Reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.

  Other Requirements for Payment

        Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students and billing for single rather than group therapy when services are furnished to more than one patient. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under "line of sight" supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

  Budget Control Act of 2011

        The Budget Control Act of 2011 (the "BCA of 2011"), enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The BCA of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

  Improving Medicare Post-Acute Care Transformation Act of 2014

        The Improving Medicare Post-Acute Care Transformation Act of 2014, enacted on October 6, 2014, requires our specialty hospitals to collect and report additional patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. Specialty hospitals must begin reporting this data no later than October 1, 2018. Within two years after that, CMS will begin making this data available to the public. Facilities that fail to report the required data will be subject to a 2% reduction in their payment rates. The reduction may result in an annual update of less than zero for the applicable rate year. However, any reduction is limited to the applicable fiscal year and is not cumulative. We expect CMS to publish additional regulations and guidance implementing this new law.

  Specialty Hospital Medicaid Reimbursement

        The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 5% of our specialty hospital net operating revenues for the year ended December 31, 2014.

  Workers' Compensation

        Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers' compensation programs are subject to cost containment features, such as requirements that all workers' compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers' compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services. Net operating revenues generated directly from workers' compensation programs represented approximately 17% of our net operating revenue from outpatient rehabilitation services and 1% of our net operating revenue from our specialty hospitals for the year ended December 31, 2014.

  Other Medicare Regulations

  Medicare Quality Reporting

        The ACA established quality reporting requirements for LTCHs and IRFs. These programs are mandatory. For fiscal year 2014 and each subsequent year, LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.

        The Physician Quality Reporting System, or "PQRS," is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by "eligible professionals." Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment. Eligible professionals who satisfactorily report data on PQRS quality measures will earn a 0.5% incentive payment.

  Medicare Productivity Adjustment

        The ACA implemented a separate annual productivity adjustment for the first time for hospital inpatient services beginning in fiscal year 2012 for LTCHs and IRFs. This provision applied a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change each year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

  Hospital Wage Index

        As part of the methodology for determining prospective payments to LTCHs and IRFs, CMS adjusts the standard payment amounts for area differences in hospital wage levels by a factor reflecting the relative hospital wage level in the geographic area of the hospital compared to the national average hospital wage level. This adjustment factor is the hospital wage index. CMS currently defines hospital geographic areas (labor market areas) based on the definitions of Core-Based Statistical Areas established by the Office of Management and Budget. The ACA calls for CMS to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. In the preamble to the proposed rule for LTCH-PPS for fiscal year 2012, CMS solicited public comments on ways to redefine the geographic reclassification requirements to more accurately define labor markets. To date CMS has not presented a comprehensive reform plan to Congress.

  Independent Payment Advisory Board

        The ACA established an independent board called the Independent Payment Advisory Board that is authorized to develop and submit proposals to the President and Congress to reduce Medicare spending to meet specified targets. The Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers, including LTCHs and IRFs, scheduled to receive a reduction in their payment updates in addition to the Medicare productivity adjustment (discussed above). The Independent Payment Advisory Board's proposals would go into effect automatically unless Congress enacts alternative legislation to achieve the required savings (with certain exceptions). The ACA authorized the Independent Payment Advisory Board to issue its first recommendations by January 2014 for implementation in 2015 if the Medicare per capita target growth rate is exceeded, but the CMS Office of the Actuary has determined that the Medicare spending target will not be triggered for 2015. To date, no Independent Payment Advisory Board members have been appointed, and there have been repeated legislative attempts to repeal the provision of the ACA authorizing the establishment of the Independent Payment Advisory Board.

  Physician-Owned Hospital Limitations

        CMS regulations include a number of hospital ownership and physician referral provisions, including certain obligations requiring physician-owned hospitals to disclose ownership or investment interests held by the referring physician or his or her immediate family members. In particular, physician-owned hospitals must furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital's medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, seven days per week.

        Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law, or "Stark law," that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including specialty hospitals, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2014, we operated 11 hospitals that are owned in-part by physicians.

  Provider and Employee Screening

        The ACA imposed new screening requirements on all Medicare providers, including LTCHs, IRFs and outpatient rehabilitation providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Effective March 23, 2011, Medicare providers and suppliers submitting new enrollment applications or revalidating their existing enrollment status are required to pay a $500 application fee that is adjusted annually by the percentage change in the consumer price index. The ACA also imposed new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.

        In addition, the ACA requires LTCHs to conduct national and state criminal background checks, including fingerprint checks of their employees and contractors who have (or may have) one-on-one contact with patients. Our LTCHs are prohibited from hiring or retaining workers with a history of patient or resident abuse.

  Medicare Compliance Requirements and Penalties

        The ACA included new compliance requirements and increases existing penalties for non-compliance with federal law and the Medicare conditions of participation. In addition, Medicare claims will be paid only if submitted within 12 months. Penalties for submitting false claims and for submitting false statements material to a false claim will be increased. The Secretary will be granted the authority to suspend payments to a provider pending an investigation of credible allegations of fraud. Further, the Recovery Audit Contractor program has been extended to Medicare Parts C and D and Medicaid.

  Other Healthcare Regulations

        Medicare Recovery Audit Contractors.    The Tax Relief and Health Care Act of 2006 instructed CMS to contract with third-party organizations, known as Recovery Audit Contractors, or "RACs," to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

        Fraud and Abuse Enforcement.    Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See "— Legal Proceedings."

        From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or "OIG," issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs or outpatient rehabilitation services or providers. For example, in the OIG's 2013 Work Plan, the OIG indicated that it would study appropriateness of admissions to IRFs, the level of therapy provided in IRFs and whether IRFs received reduced payments for claims with patient assessment instruments that were transmitted to CMS outside defined time limits. The OIG stated in its 2014 Work Plan that it would study (1) readmission patterns in LTCHs to determine whether LTCHs are billing Medicare for higher paying new stays instead of interrupted stays and (2) the extent to which co-located LTCHs readmit patients from the providers with which they are co-located. The OIG issued a corresponding report in June of 2014 in which it recommended that CMS (1) review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays, (2) conduct additional analysis to determine the extent to which financial incentives influence LTCHs' readmission decisions, (3) develop a system to enforce the 5-percent readmission threshold, (4) take appropriate action regarding LTCHs exhibiting certain readmission patterns, and (5) take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. Of these recommendations, CMS concurred with the OIG's recommendation that CMS (1) review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays and (2) take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. . In the OIG's 2015 Work Plan, the OIG announced its intent to estimate the national incidence of adverse and temporary harm events for Medicare beneficiaries receiving post-acute care in IRFs and LTCHs. As part of this review, the OIG intends to identify factors contributing to these events, determine the extent to which the events were preventable, and estimate the associated costs to Medicare. Our IRFs and LTCHs may be required to provide information related to adverse and temporary harm events in connection with this review. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

        We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities, which may result in a voluntary refund of monies to Medicare, Medicaid or other governmental healthcare programs.

        Remuneration and Fraud Measures.    The federal anti-kickback statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.

        The Stark Law prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

        Provider-Based Status.    The designation "provider-based" refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the "main" provider's cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2014, we operated 17 specialty hospitals that were treated as provider-based satellites of certain of our other facilities, 164 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

        Health Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or "HIPAA," mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act, or "HITECH," which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.

        The Department of Health and Human Services has adopted standards in three areas in which we are required to comply that affect our operations.

        Standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information and require us to impose those rules, by contract, on any business associate to whom such information is disclosed.

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

        We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with HIPAA. The HIPAA committee monitors regulations promulgated under HIPAA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.

        In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. Although our policies and procedures are aimed at complying with privacy and security requirements and minimizing the risks of any breach of privacy or security, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

Compliance Program

  Our Compliance Program

        In 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance and internal audit committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code's policies.

  Compliance and Internal Audit Committee

        Our compliance and internal audit committee is made up of members of our senior management and in-house counsel. The compliance and internal audit committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee provides reports to the compliance and internal audit committee. The vice president of compliance and audit services meets with the compliance and internal audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

  Operating Our Compliance Program

        We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance and internal audit committee. We utilize facility leaders for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

  Compliance Issue Reporting

        In order to facilitate our employees' ability to report known, suspected or potential violations of our code of conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address or our compliance post office box. The compliance officer and the compliance and internal audit committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department's investigation policy.

  Compliance Monitoring and Auditing / Comprehensive Training and Education

        Monitoring reports and the results of compliance for each of our business segments are reported to the compliance and internal audit committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee's work environment. New and current employees are required to acknowledge and certify that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.

  Policies and Procedures Reflecting Compliance Focus Areas

        We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and internal audit committee.

  Internal Audit

        In addition to and in support of the efforts of our compliance and audit department, during 2001 we established an internal audit function. The vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of the board of directors on a quarterly basis to discuss audit results and provide an overview of the activities and operation of our compliance program.

Available Information

        We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, or may be obtained by calling the SEC at 1- 800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

        Our website address is www.selectmedicalholdings.com and can be used to access free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report.

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2014:

Name	Age	Position
Robert A. Ortenzio	57	Executive Chairman and Co-Founder
Rocco A. Ortenzio	82	Vice Chairman and Co-Founder
David S. Chernow	57	President and Chief Executive Officer
Martin F. Jackson	60	Executive Vice President and Chief Financial Officer
John A. Saich	46	Executive Vice President and Chief Human Resources Officer
James J. Talalai	53	Executive Vice President and Chief Operating Officer
Michael E. Tarvin	54	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	54	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	46	Vice President, Compliance and Audit Services and Corporate Compliance Officer

        Robert A. Ortenzio was appointed Executive Chairman and Co- Founder effective January 1, 2014. Mr. Ortenzio served as our Chief Executive Officer from January 1, 2005 until December 31, 2013 and. Mr. Ortenzio served as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Until August 17, 2010, Mr. Ortenzio served on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company. Mr. Ortenzio also served on the board of directors of US Oncology, Inc. until December 30, 2010. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.

        Rocco A. Ortenzio was appointed Vice Chairman and Co-Founder effective January 1, 2014. Mr. Ortenzio served as our Executive Chairman from September 2001 until December 2013. From February 1997 to September 2001, Mr. Ortenzio served as our Chief Executive Officer. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Executive Chairman and Co-Founder.

        David S. Chernow has served as our President and Chief Executive Officer since January 1, 2014. Mr. Chernow has served as our President and previously held various additional executive officer titles since September 2010. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the

largest providers of free- standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

        Martin F. Jackson has served as our Executive Vice President and Chief Financial Officer since February 2007. He served as our Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L'Nard Associates.

        John A. Saich has served as our Executive Vice President and Chief Human Resources Officer since December 15, 2010. He served as our Senior Vice President, Human Resources from February 2007 to December 2010. He served as our Vice President, Human Resources from November 1999 to January 2007. He joined the Company as Director, Human Resources and HRIS in February 1998. Previously, Mr. Saich served as Director of Benefits and Human Resources for Integrated Health Services in 1997 and as Director of Human Resources for Continental Medical Systems, Inc. from August 1993 to January 1997.

        James J. Talalai has served as our Executive Vice President and Chief Operating Officer since January 2012. Prior to this, he served as our Executive Vice President and Chief Information Officer from February 2007 to December 2011. He served as our Senior Vice President and Chief Information Officer from August 2001 to February 2007. He joined the Company in May 1997 and served in various leadership capacities within Information Services. Before joining us, Mr. Talalai was Director of Information Technology for Horizon/ CMS Healthcare Corporation from 1995 to 1997. He also served as Data Center Manager at Continental Medical Systems, Inc. in the mid-1990s.

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

        Robert G. Breighner, Jr. has served as our Vice President, Compliance and Audit Services since August 2003. He served as our Director of Internal Audit from November 2001 to August 2003. Previously, Mr. Breighner was Director of Internal Audit for Susquehanna Pfaltzgraff Co. from June 1997 until November 2001. Mr. Breighner held other positions with Susquehanna Pfaltzgraff Co. from May 1991 until June 1997.

Item 1A.    Risk Factors.

        In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

  If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and profitability could decline.

        Approximately 47% of our net operating revenues for the year ended December 31, 2012, 46% of our net operating revenues for the year ended December 31, 2013 and 45% of our net operating revenues for the year ended December 31, 2014 came from the highly regulated federal Medicare program.

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by Congress or CMS. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

        The BCA of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The BCA of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013 a 2% reduction to Medicare payments was implemented. The BBA of 2013 extended the automatic spending reductions through 2023. For the years ended December 31, 2014 and 2013, this reduction has reduced our net operating revenues and income from operations by approximately $30.0 million and $24.0 million, respectively.

  We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

        The healthcare industry is subject to extensive federal, state and local laws and regulations relating to (1) facility and professional licensure, including certificates of need, (2) conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse and physician self-referral, (3) addition of facilities and services and enrollment of newly developed facilities in the Medicare program, (4) payment for services and (5) safeguarding protected health information.

        Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification or accreditation. These consequences could have an adverse effect on our company.

        In addition, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject us to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs. These changes may increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to any related investigation or other enforcement action.

  Full implementation of the Medicare 25 Percent Rule applicable to LTCHs will have an adverse effect on our future net operating revenues and profitability.

        Under the 25 Percent Rule, the Medicare payment rate for LTCHs is subject to a downward payment adjustment if the percentage of Medicare patients discharged from an LTCH who were admitted from an individual referring hospital exceeds an applicable percentage admissions threshold during a particular cost reporting period. Cases admitted to an LTCH in excess of the applicable percentage admissions threshold are reimbursed at a rate comparable to that under IPPS. IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

        LTCHs that are operated as HIHs or as HIH "satellites," are subject to payment reductions for those Medicare patients admitted from their host hospitals in excess of the applicable percentage admissions threshold and from other referring hospitals in excess of the applicable percentage admissions threshold. LTCHs that are operated as freestanding facilities are subject to a payment reduction for those Medicare patients admitted from other referring hospitals in excess of the applicable admissions threshold. Grandfathered HIHs are excluded from the Medicare percentage admissions threshold regulations.

        The SCHIP Extension Act, as amended by the ARRA, the ACA and the BBA of 2013, postponed the full application of the percentage admissions threshold for specific classifications of LTCHs. Full implementation of the Medicare percentage admissions thresholds under the 25 Percent Rule will not go into effect until cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on the specific classification of LTCH. See "Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement — 25 Percent Rule."

        As of December 31, 2014, we owned 83 HIHs and satellite facilities of which three are grandfathered HIHs and are excluded from the percentage threshold regulations. Of the remaining 80 HIHs and satellite facilities subject to a percentage admissions threshold for admissions from their host hospital; nine of these HIHs and satellite facilities were subject to a maximum 25% Medicare percentage admissions threshold for admissions from their host hospital, four HIHs and satellite facilities are co-located with an MSA dominant hospital and were subject to a Medicare percentage admissions threshold of no more than 50%, nor less than 25%, 19 of these HIHs and satellite facilities were co-located with a MSA dominant hospital or single urban hospital and were subject to a Medicare percentage admissions threshold of no more than 75%, 46 of these HIHs and satellite facilities were subject to a maximum 50% Medicare admissions threshold, and two of these HIHs and satellite facilities were located in a rural area and were subject to a maximum 75% Medicare percentage admissions threshold. As of December 31, 2014, we owned three grandfathered HIHs, all of which are excluded from the percentage admissions threshold regulations. As of December 31, 2014, we owned 29 free-standing LTCHs, which are not subject to the Medicare percentage admissions threshold until cost reporting periods beginning on or after July 1, 2017.

        The BBA of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the BBA of 2013 requires MedPAC, an independent federal body that advises Congress on issues affecting the Medicare program, to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs and recommendations on how to change the site-neutral payment policy.

        Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues and profitability of compliance with these regulations. We expect many of our LTCHs will experience an adverse financial impact when full implementation of the Medicare percentage admissions thresholds goes into effect. Our LTCHs have cost reporting periods that commence on various dates throughout the calendar year. Therefore, the application of the lower percentage admissions thresholds will be staggered and we would not realize the full impact of lower percentage admissions thresholds until 2017.

  Expiration of the moratorium imposed on the payment adjustment for very short-stay cases in our LTCHs has reduced and will continue to reduce our future net operating revenues and profitability.

        On May 1, 2007, CMS published a new provision that changed the payment methodology for Medicare patients with a length of stay that is less than the IPPS comparable threshold. Beginning with discharges on or after July 1, 2007, for these very short-stay cases, the rule lowered the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the existing SSO payment policy. The SCHIP Extension Act and ACA prevented CMS from applying this change to SSO policy for a period of five years through December 28, 2012. The implementation of the payment methodology for very short-stay outliers discharged after December 29, 2012 has reduced and will continue to reduce our future net operating revenues and profitability.

  If our LTCHs fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

        As of December 31, 2014, we operated 113 LTCHs, 108 of which are currently certified by Medicare as LTCHs and five of which are in their demonstration period. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during the subsequent cost reporting period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.

        Similarly, our HIHs must meet conditions of participation in the Medicare program, which include additional criteria establishing separateness from the hospital with which the HIH shares space. If our LTCHs or HIHs fail to meet or maintain the standards for certification as LTCHs, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to LTCHs. Payments at rates applicable to general acute care hospitals would result in our LTCHs receiving significantly less Medicare reimbursement than they currently receive for their patient services.

  Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals' services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

        The BBA of 2013 establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate including any outlier payments, or (2) 100 percent of the estimated costs for services. For cost reporting periods beginning in fiscal year 2020, payment for all discharges from an LTCH may be subject to the site-neutral payment limitation unless the number of discharges for which payment is made under the LTCH-PPS payment rate is greater than 50% of the total number of discharges for the LTCH. The application of the new site-neutral payment rates under LTCH-PPS may reduce our operating revenues.

        CMS requested public comments in May of 2013 on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex ("CCI/MC"). CMS indicated that it was considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an "IPPS comparable amount," that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate.

        It is unclear how the adoption of the BBA of 2013 will impact regulatory or legislative proposals to change the LTCH-PPS payment policies. We cannot predict whether Congress or CMS will adopt additional patient-level criteria in the future or, if adopted, how such criteria would affect our LTCHs. Implementation of additional patient or facility criteria that may limit the population of patients eligible for our LTCHs' services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See "Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement."

  Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may reduce our future net operating revenues and profitability.

        Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. CMS estimated on November 13, 2014 that beginning April 1, 2015 the Medicare physician fee schedule payment rates would be reduced by 21.2% as a result of the SGR formula. The PAMA temporarily blocks the payment reduction caused by the SGR formula through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare outpatient rehabilitation payment rates beginning April 1, 2015.

        Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the DRA, CMS implemented an exception process for therapy expenses incurred in 2006.

Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the PAMA extends the exceptions process for outpatient therapy caps through March 31, 2015. The exception process will expire on April 1, 2015 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction to 50% effective April 1, 2013. Should CMS adopt further increases in the payment reduction percentage our future net operating revenues and profitability would decline.

  Regulations limiting the diagnosis codes on the presumptive compliance list could adversely affect our net operating revenue and profitability.

        As of December 31, 2014, we operated 16 IRFs, all of which are currently certified by Medicare as IRFs. IRFs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF's total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the "60% Rule." Compliance with the 60% Rule is demonstrated through a two step process. The first step is the "presumptive" method, in which patient diagnosis codes are compared to a "presumptive compliance" list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility's medical records to assess compliance.

        CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes, and other miscellaneous diagnosis codes. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. These diagnosis codes are scheduled to be removed from the presumptive compliance list beginning October 1, 2015. If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility's classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. By removing diagnosis codes from the presumptive compliance list our facilities may be required to demonstrate compliance with the 60% Rule through medical record reviews. If our IRFs fail to demonstrate compliance with the 60% Rule through either method and are classified as general acute care hospitals, our net operating revenue and profitability may be adversely affected.

  As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

        We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost- containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to our specialty hospitals, and audits of Medicare claims under the Recovery Audit Contractor program. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

  Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

        HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December of 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

        In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.

        We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officer, privacy officer and information security officer are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

  We may be adversely affected by a cyber attack that could compromise our information technologies, which may cause a violation of HIPAA or HITECH.

        In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information, which is subject to HIPAA and HITECH. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information, maintaining an accurate record of all transactions and processing payments. We maintain our information technology systems with safeguards protecting against cyber-attacks, including passive intrusion protection, firewalls and virus detection software. However, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

  We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.

        Negative press coverage can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. Adverse publicity and increased governmental scrutiny can have a negative impact on our reputation with referral sources and patients and on the morale and performance of our employees, both of which could adversely affect our businesses and results of operations.

  Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely affected. Acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

        In addition, acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

  Risks associated with our potential international operations.

        We may expand our operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our potential international operations would be subject to include, among other things: difficulties and costs relating to staffing and managing foreign operations; fluctuations in the value of foreign currencies; repatriation of cash from our foreign operations to the United States; foreign countries may impose additional withholding taxes or otherwise tax our foreign income; separate operating and financial systems; disaster recovery; and unexpected regulatory, economic and political changes in foreign markets. In addition to the foregoing, our potential international operations will face risks associated with complying with laws governing our foreign business operations, including the U.S. Foreign Corrupt Practices Act and applicable regulatory requirements.

  Future joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        As part of our growth strategy, we may partner with large health care systems to provide post acute care services. These joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        A joint venture involves the combining of corporate cultures and mission. As a result, we may not be able to successfully operate a joint venture, and therefore we may not be able to realize the intended benefits. If we fail to successfully execute a joint venture relationship, our financial condition and results of operations may be materially adversely affected. A new joint venture could result in difficulties in combining operations, technologies and personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients as a result of the integration efforts.

        A joint venture is operated through a board of directors that contains representatives of Select and other parties to the joint venture. We may not control the board or some actions of the board may require supermajority votes. As a result, the joint venture may elect certain actions that could have adverse effects on our financial condition and results of operations.

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

  If we fail to maintain established relationships with the physicians in the areas we serve, our net operating revenues may decrease.

        Our success is partially dependent upon the admissions and referral practices of the physicians in the communities our hospitals and our outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the local areas that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals' admissions and clinics' businesses may decrease, and our net operating revenues may decline.

  Changes in federal or state law limiting or prohibiting certain physician referrals may preclude physicians from investing in our hospitals or referring to hospitals in which they already own an interest.

        The Stark Law prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the ACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including specialty hospitals, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician- owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self- referrals, our physician owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, 11 of our consolidating hospitals have physicians as minority owners. The aggregate net operating revenue of these 11 hospitals was $194.1 million for the year ended December 31, 2014, or approximately 6.3% of our consolidated net operating revenues for the year ended December 31, 2014. The range of physician minority ownership of these 11 hospitals was 2.1% to 49.0% as of the year ended December 31, 2014. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician- owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

  We could experience significant increases to our operating costs due to shortages of healthcare professionals or union activity.

        Our specialty hospitals are highly dependent on nurses, and our outpatient rehabilitation division is highly dependent on therapists, for patient care. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel. We cannot assure you we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline.

        In addition, U.S. healthcare providers are continuing to see an increase in the amount of union activity. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity.

  Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.

        We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable acquisition candidates for us. This increased competition could hamper our ability to acquire companies, or such increased competition may cause us to pay a higher price than we would otherwise pay in a less competitive environment. Increased competition from both strategic and financial buyers could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.

  If we fail to compete effectively with other hospitals, clinics and healthcare providers in the local areas we serve, our net operating revenues and profitability may decline.

        The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in local areas we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.

  Our business operations could be significantly disrupted if we lose key members of our management team.

        Our success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements in place with four executive officers and change in control agreements and/or non-competition agreements with several other officers. Many of these individuals also have significant equity ownership in our company. We do not maintain any key life insurance policies for any of our employees. The loss of the services of any of these individuals could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

  Significant legal actions could subject us to substantial uninsured liabilities.

        Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See "Legal Proceedings" and Note 14 in our audited consolidated financial statements.

        We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30.0 million. Our insurance for the professional liability coverage is written on a "claims-made" basis and our commercial general liability coverage is maintained on an "occurrence" basis. These coverages apply after a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See "Business — Government Regulations — Other Healthcare Regulations."

  Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.

        Our executives and directors, beneficially own, in the aggregate, approximately 19.9% of Holdings' outstanding common stock as of February 1, 2015. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

  Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

        We have a substantial amount of indebtedness. As of December 31, 2014, we had approximately $1,553.0 million of total indebtedness. For the years ended December 31, 2012, December 31, 2013 and

December 31, 2014, we paid cash interest of $80.7 million, $89.1 million and $78.8 million, respectively, on our indebtedness.

        Our indebtedness could have important consequences to you. For example, it:

  •
  requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions and other general corporate purposes;

  •
  increases our vulnerability to adverse general economic or industry conditions;

  •
  limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

  •
  makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates;

  •
  limits our ability to obtain additional financing in the future for working capital or other purposes; and

  •
  places us at a competitive disadvantage compared to our competitors that have less indebtedness.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

  Our senior secured credit facilities and the indenture governing Select's 6.375% senior notes require Select to comply with certain financial covenants, the default of which may result in the acceleration of certain of our indebtedness.

        The senior secured credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreement), which is tested quarterly and becomes more restrictive over time. The senior secured credit facilities also prohibit Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities.

        In addition, the indenture governing Select's 6.375% senior notes also contains covenants. Failure to comply with those covenants would result in an event of default under the indenture and, absent a waiver or an amendment, permit the trustee or holders of 25% of the notes to accelerate all outstanding 6.375% senior notes under the indenture.

        As of December 31, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.00 to 1.00. For the four quarters ended December 31, 2014, Select's leverage ratio was 4.18 to 1.00.

        While Select has never defaulted on compliance with any of these financial covenants, its ability to comply with these ratios in the future may be affected by events beyond its control. Inability to comply with the required financial covenants could result in a default under our senior secured credit facilities and indenture. In the event of any default under our senior secured credit facilities, the lenders under our senior secured credit facilities could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. In the event of any default under our indenture, the trustee or holders of 25% of the notes could declare all outstanding 6.375% senior notes immediately due and payable.

  Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2014, we had $249.7 million of revolving loan availability under our senior secured credit facilities (after giving effect to $40.3 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries' current debt levels, the substantial leverage risks described above would increase.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 25 of our specialty hospitals.

        We lease all but one of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2014 included 879 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our LTCH facilities except for the facilities described above. As of December 31, 2014, in our specialty hospitals we had 79 HIH leases and 16 free-standing building leases.

        We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 167,203 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2014, this was comprised of eight locations throughout the United States with approximately 45,000 square feet in total.

        The following is a list by state of the number of facilities we operated as of December 31, 2014.

	Specialty Hospitals
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Clinics	Total Facilities
Alabama	1			1
Alaska			6	6
Arizona	3	1	14	18
Arkansas	2		1	3
California			10	10
Colorado	3		17	20
Connecticut			44	44
District of Columbia			2	2
Delaware	1		1	2
Florida	9	1	98	108
Georgia	6	1	24	31
Illinois			44	44
Indiana	5		18	23
Iowa	2			2
Kansas	3		15	18
Kentucky	2		43	45
Louisiana	1		3	4
Maine			12	12
Maryland			21	21
Massachusetts			9	9
Michigan	11		13	24
Minnesota	1		25	26
Mississippi	5			5
Missouri	3	2	66	71
Nebraska	2			2
Nevada			7	7
New Jersey	1	3	153	157
New Mexico			2	2
North Carolina	3		33	36
Ohio	16	1	58	75
Oklahoma	2		20	22
Pennsylvania	9	1	125	135
South Carolina	2		15	17
South Dakota	1			1
Tennessee	5		12	17
Texas	10	6	91	107
Virginia			21	21
West Virginia	1			1
Wisconsin	3			3

Total Company	113	16	1,023	1,152

Item 3.    Legal Proceedings.

        The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company's business, financial position, results of operations and liquidity.

        To address claims arising out of the operations of the Company's specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company's opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

        Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville") and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through March 16, 2015.

        As previously disclosed, the Company and SSH-Evansville produced documents in response to various government subpoenas and demands relating to SSH-Evansville. In September 2014, representatives of the United States Attorney's Office for the Southern District of Indiana and the Department of Justice informed the Company that, while the United States has not yet decided whether to intervene in the case, its investigation is continuing concerning the allegation that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary. The Company intends to fully cooperate with this governmental investigation and is involved in ongoing discussions with the government regarding this matter. At this time, the Company is unable to predict the timing and outcome of this matter.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol "SEM". The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, reported by the New York Stock Exchange.

	Market Prices
Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$10.00	$8.38
Second Quarter	$9.11	$7.21
Third Quarter	$9.09	$7.77
Fourth Quarter	$11.89	$8.00

	Market Prices
Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$12.45	$10.15
Second Quarter	$15.86	$12.43
Third Quarter	$16.17	$12.01
Fourth Quarter	$15.07	$11.46

Holders

        At the close of business on February 1, 2015, Holdings had 131,228,508 shares of common stock issued and outstanding. As of that date, there were 111 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

Dividend Policy

        On May 1, August 7 and October 30, 2013, Holdings declared cash dividends of $0.10 per share. Such dividends were paid on May 30, August 30 and November 22, 2013, respectively, to stockholders of record as of the close of business on May 20, August 20 and November 12, 2013, respectively.

        On February 19, April 30, August 6 and October 29, 2014, Holdings declared cash dividends of $0.10 per share. Such dividends were paid on March 10, May 28, August 29 and December 1, 2014, respectively, to stockholders of record as of the close of business on March 3, May 16, August 20 and November 19, 2014, respectively.

        There is no assurance that future dividends will be declared or the timing or amount of any future dividends. The declaration and payment of dividends in the future are at the sole discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs. Additionally, certain contractual agreements we are party to, including the senior secured credit facility, dated as of June 1, 2011, as amended, and the Indenture governing Select's 6.375% senior notes, dated as of May 28, 2013, restrict our capacity to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

        The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2009, with dividends being reinvested on the date paid through and including the market close on December 31, 2014 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor's 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
SEM
SPSIHP
S&P 500

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Select Medical Holdings Corporation (SEM)	$100.00	$68.83	$79.85	$101.66	$129.74	$165.69
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$112.78	$112.78	$127.90	$165.80	$184.64
S&P 500	$100.00	$115.08	$118.46	$145.06	$198.59	$248.25

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere herein. The selected historical financial data as of December 31, 2010, 2011, 2012, 2013 and 2014 and for the years ended December 31, 2010, 2011, 2012, 2013 and 2014 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2013 and 2014, and for the years ended December 31, 2012, 2013 and 2014 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2010, 2011 and 2012 and for the years ended December 31, 2010 and 2011 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$2,390,290	$2,804,507	$2,948,969	$2,975,648	$3,065,017
Operating expenses(1)(2)	2,085,447	2,422,271	2,548,799	2,609,820	2,712,187
Depreciation and amortization	68,706	71,517	63,311	64,392	68,354

Income from operations	236,137	310,719	336,859	301,436	284,476,
Loss on early retirement of debt(3)	—	(31,018)	(6,064)	(18,747)	(2,277)
Equity in earnings (losses) of unconsolidated subsidiaries	(440)	2,923	7,705	2,476	7,044
Other income	632	—	—	—	—
Interest expense, net(4)	(112,337)	(98,894)	(94,950)	(87,364)	(85,446)

Income before income taxes	123,992	183,730	243,550	197,801	203,797
Income tax expense	41,628	70,968	89,657	74,792	75,622

Net income	82,364	112,762	153,893	123,009	128,175
Less: Net income attributable to non-controlling interests(5)	4,720	4,916	5,663	8,619	7,548

Net income attributable to Select Medical Holdings Corporation	77,644	107,846	148,230	114,390	120,627
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	8,914	—	—	—	—

Comprehensive income attributable to Select Medical Holdings Corporation	$86,558	$107,846	$148,230	$114,390	$120,627

Income per common share:
Basic	$0.49	$0.71	$1.05	$0.82	$0.91
Diluted	$0.48	$0.71	$1.05	$0.82	$0.91
Weighted average common shares outstanding:
Basic	159,184	150,501	138,767	136,879	129,026
Diluted	159,442	150,725	139,042	137,047	129,465
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,365	$12,043	$40,144	$4,319	$3,354
Working capital (deficit)	(70,232)	99,472	80,397	82,878	133,220
Total assets	2,722,086	2,772,147	2,761,361	2,817,622	2,924,809
Total debt	1,430,769	1,396,798	1,470,243	1,445,275	1,522,976
Total Select Medical Holdings Corporation stockholders' equity	780,947	819,679	717,048	786,234	739,515

	Select Medical Corporation
	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Statement of Operations Data:
Net operating revenues	$2,390,290	$2,804,507	$2,948,969	$2,975,648	$3,065,017
Operating expenses(1)(2)	2,085,447	2,422,271	2,548,799	2,609,820	2,712,187
Depreciation and amortization	68,706	71,517	63,311	64,392	68,354

Income from operations	236,137	310,719	336,859	301,436	284,476
Loss on early retirement of debt(3)	—	(20,385)	(6,064)	(17,788)	(2,277)
Equity in earnings (losses) of unconsolidated subsidiaries	(440)	2,923	7,705	2,476	7,044
Other income	632	—	—	—	—
Interest expense, net(4)	(84,472)	(80,910)	(83,759)	(84,954)	(85,446)

Income before income taxes	151,857	212,347	254,741	201,170	203,797
Income tax expense	51,380	80,984	93,574	75,971	75,622

Net income	100,477	131,363	161,167	125,199	128,175
Less: Net income attributable to non-controlling interests(5)	4,720	4,916	5,663	8,619	7,548

Net income attributable to Select Medical Corporation	95,757	126,447	155,504	116,580	120,627
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	8,914	—	—	—	—

Comprehensive income attributable to Select Medical Corporation	$104,671	$126,447	$155,504	$116,580	$120,627

Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,365	$12,043	$40,144	$4,319	$3,354
Working capital (deficit)	(73,481)	97,348	78,414	82,878	133,220
Total assets	2,719,572	2,770,738	2,760,313	2,817,622	2,924,809
Total debt	1,124,292	1,229,498	1,302,943	1,445,275	1,552,976
Total Select Medical Corporation stockholders' equity	1,081,661	983,446	881,317	786,234	739,515

(1)
Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(2)
Includes stock compensation expense related to restricted stock and stock options for the years ended December 31, 2010, 2011, 2012, 2013 and 2014.

(3)
During the year ended December 31, 2011, we refinanced Select's senior secured credit facility, repurchased and retired $266.5 million principal amount of Select's 7 5/8% senior subordinated notes, and repurchased and retired $150.0 million principal amount of Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2011, which included the write-off of unamortized debt issuance costs, tender premiums and original issue discount.

During the year ended December 31, 2012, we repurchased and retired an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes. A loss on early retirement of debt of $6.1 million was recognized by Holdings and Select for the year ended December 31, 2012, which included the write-off of unamortized debt issuance costs and call premiums.

During the year ended December 31, 2013, Select entered into a credit extension amendment on February 20,

  2013, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under Select's revolving credit facility. Additionally, on May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of the senior secured credit facility term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write-off of unamortized debt issuance costs.

  During the year ended December 31, 2014, Select amended its term loans under its senior secured credit facilities. A loss on early retirement of debt of $2.3 million was recognized for unamortized debt issuance costs, unamortized original issue discount, and certain frees incurred related to term loan modifications.

(4)
Interest expense, net equals interest expense minus interest income.

(5)
Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the "Selected Financial Data" and consolidated financial statements and accompanying notes included elsewhere herein.

Overview

        We began operations in 1997, and we are now one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2014, we operated 129 specialty hospitals in 28 states, and 1,023 outpatient rehabilitation clinics in 31 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. As of December 31, 2014, we had operations in 41 states and the District of Columbia.

        We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $3,065.0 million for the year ended December 31, 2014. Of this total, we earned approximately 73% of our net operating revenues from our specialty hospitals and approximately 27% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2014 Events

  Dividend Payments

        Holdings paid four cash dividends of $0.10 per common share totaling $53.4 million to our common stockholders during the year ended December 31, 2014.

  Stock Repurchase Program

        The Company's board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. During the year ended December 31, 2014, the Company repurchased a total of 11,285,714 shares of common stock at a total cost of $127.5 million, or an average price $11.30 per share. The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. Two of our directors, Russell L. Carson and Thomas A. Scully, are affiliated with these entities. See the section titled "Capital Resources" for additional discussion related to our stock repurchase program.

  Financing Transactions

  Senior Secured Credit Facilities

        On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

  •
  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series D term loan at December 20, 2016;

  •
  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series E term loan at June 1, 2018;

  •
  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

  •
  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

  •
  amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

        On October 23, 2014, Select entered into two additional credit extension amendments, one of which extended the maturity date on $6.75 million in aggregate principal of revolving commitments from June 1, 2016 to March 1, 2018, the second of which added $50.0 million in incremental revolving commitments that mature on March 1, 2018.

  Senior Notes

        On March 11, 2014 Select issued $110.0 million of 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in the receipt of gross proceeds of $111.7 million.

        See the section titled "Capital Resources" for additional discussion related to our financing activities.

Summary Financial Results

  Year Ended December 31, 2014

        For the year ended December 31, 2014, our net operating revenues increased 3.0% to $3,065.0 million compared to $2,975.6 million for the year ended December 31, 2013. We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments. We had income from operations for the year ended December 31, 2014 of $284.5 million, compared to $301.4 million for the year ended December 31, 2013. Our Adjusted EBITDA for the year ended December 31, 2014 was $363.9 million, compared to $372.9 million for the year ended December 31, 2013 and our Adjusted EBITDA margin was 11.9% for the year ended December 31, 2014, compared to 12.5% for the year ended December 31, 2013. See the section titled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to increases in our operating expenses, primarily related to incremental start-up costs associated with new and recently expanded specialty hospitals, the Sequestration Reduction and the MPPR Reduction.

        Net income attributable to Holdings was $120.6 million for the year ended December 31, 2014, compared to $114.4 million for the year ended December 31, 2013. The increase in Holdings' net income resulted principally from lower losses related to early retirement of debt, lower interest expense, and increases in equity earnings of unconsolidated subsidiaries, offset in part by a decrease in our income from operations as discussed above.

        Cash flow from operations for Holdings provided $170.6 million and $192.5 million of cash for the years ended December 31, 2014 and 2013, respectively.

  Year Ended December 31, 2013

        For the year ended December 31, 2013, our net operating revenues increased 0.9% to $2,975.6 million compared to $2,949.0 million for the year ended December 31, 2012. We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments. We had income from operations for the year ended December 31, 2013 of $301.4 million, compared to $336.9 million for the year ended December 31, 2012. Our Adjusted EBITDA for the year ended December 31, 2013 was $372.9 million, compared to $405.8 million for the year ended December 31, 2012 and our Adjusted EBITDA margin was 12.5% for the year ended December 31, 2013, compared to 13.8% for the year ended December 31, 2012. See the section titled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the Sequestration Reduction and the MPPR Reduction and increases in our operating expenses.

        Net income attributable to Holdings was $114.4 million for the year ended December 31, 2013, compared to $148.2 million for the year ended December 31, 2012. The decrease in Holdings' net income resulted principally from a decline in our income from operations described above and greater losses on early retirement of debt from refinancing activities in 2013 compared to refinancing activities in 2012.

        Cash flow from operations for Holdings provided $192.5 million and $298.7 million of cash for the years ended December 31, 2013 and 2012, respectively.

Regulatory Changes

        The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 47%, 46% and 45% of our consolidated net operating revenues for the years ended December 31, 2012, 2013 and 2014, respectively.

        The Medicare program reimburses our LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under "Business — Government Regulations." The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

  Medicare Reimbursement of LTCH Services

        There have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our LTCHs are made in accordance with LTCH-PPS. Proposed rules specifically related to LTCHs are generally published in May, finalized in August and effective on October 1st of each year.

        The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as the policies and payment rates for fiscal year 2015 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2014.

        Fiscal Year 2013.    On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Two different standard federal rates applied during fiscal year 2013. The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 was set at $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 was $40,398, both of which were an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional reduction of 0.1% mandated by the ACA. The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 was further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed below. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which was a decrease from the fixed-loss amount in the 2012 fiscal year of $17,931.

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 included a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which was a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases is set at $14,972, which was an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

  Patient Criteria

        The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate capped at the MS-DRG including any outlier payments, or (2) 100 percent of the estimated costs for services.

        The BBA of 2013 provides for a transition to the site-neutral payment rate for those patients not paid under LTCH-PPS. During the transition period (cost reporting periods beginning on or after October 1, 2015 through September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria. The blended rate will comprise half the site-neutral payment rate and half the LTCH-PPS payment rate. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

        In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to the site-neutral payment rate to re-qualify for payment under LTCH-PPS.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in a less than 0% payment update and payment rates that are less than the prior year.

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. The SCHIP Extension Act, as amended by the ARRA and the ACA, has limited the full application of the 25 Percent Rule, as described elsewhere in this report under "Business — Government Regulations." CMS adopted regulations providing for a one-year extension of relief from the full application of the 25 Percent Rule. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before September 30, 2012 were subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        As more fully described under "Business — Government Regulations," the BBA of 2013 further delayed, and in some cases permanently suspends, the application of the 25 Percent Rule depending on the type of LTCH. After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of our LTCHs for cost reporting periods beginning on or after July 1, 2016.

  One-Time Budget Neutrality Adjustment

        The regulations governing LTCH-PPS authorized CMS to make a one-time adjustment to the standard federal rate to correct any "significant difference between actual payments and estimated payments for the first year" of LTCH-PPS. In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate. CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment did not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

  Short Stay Outlier Policy

        CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or "SSO." SSO cases are paid based on the lesser of (1) 100% of the average cost of the case, (2) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient's length of stay, (3) the full MS-LTC-DRG payment or (4) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

        The SSO rule also has a category referred to as a "very short stay outlier," which applies to cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the "IPPS comparable threshold." The LTCH payment for very short stay outlier cases is equivalent to the general acute care hospital IPPS per diem rate. The SCHIP Extension Act, as amended by the ARRA, and ACA, prevented CMS from applying the very short stay outlier policy during the period from December 29, 2007 through December 28, 2012. The very short stay outlier policy again became applicable to discharges occurring on or after December 29, 2012.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions through December 28, 2012. The BBA of 2013, as amended by the PAMA, reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017 with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development.

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations during the periods presented in this report, as well as the policies and payment rates for fiscal year 2014 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2014.

        Fiscal Year 2013.    On July 30, 2012, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). The standard payment conversion factor for discharges during fiscal year 2013 was $14,343, which was an increase from the fiscal year 2012 standard payment conversion factor of $14,076. The update to the standard payment conversion factor for fiscal year 2013 included a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional reduction of 0.1% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which was an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 included a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

        Fiscal Year 2015.    On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, which is an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

  Patient Classification Criteria

        Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the "75% Rule."

        New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75% Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75% Rule, and (4) changed the timeframe used to determine compliance with the 75% Rule from "the most recent 12-month cost reporting period" to "the most recent, consecutive, and appropriate 12-month period," with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility's certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

        Under the DRA, enacted on February 8, 2006, Congress extended the phase-in period for the 75% Rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75% Rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold), at which time the requirement became known as the "60% Rule."

        Compliance with the patient classification criteria is demonstrated through either medical review or the "presumptive" method, in which a patient's diagnosis codes are compared to a "presumptive compliance" list. CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. As a result, beginning on or after October 1, 2015, a number of diagnosis codes previously on the presumptive compliance list will be removed, including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes, other miscellaneous diagnosis codes.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2015 and 2016, the market basket update will be reduced by 0.2%. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. CMS estimated on November 13, 2014 that beginning April 1, 2015 the Medicare physician fee schedule payment rates would be reduced by 21.2% as a result of the SGR formula. The PAMA temporarily blocks the payment reduction caused by the SGR formula through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2014, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

        In addition, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services. Similarly, the ACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2015, the annual limit on outpatient therapy services is $1,940 for combined physical and speech language pathology services and $1,940 for occupational therapy services. The per beneficiary caps were $1,920 for calendar year 2014.

        The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the PAMA, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2015 unless Congress extends it. We operated 1,023 outpatient rehabilitation clinics at December 31, 2014, of which 164 are provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The PAMA extends the exceptions process for outpatient therapy caps through March 31, 2015. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The PAMA extends through March 31, 2015 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective

October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

  Multiple Procedure Payment Reduction

        CMS adopted MPPR Reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This MPPR Reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. The MPPR Reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.

Development of New Specialty Hospitals and Clinics

        In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business by developing specialty hospitals and outpatient rehabilitation facilities. Since our inception in 1997 through December 31, 2014, we have internally developed 71 specialty hospitals and 400 outpatient rehabilitation clinics. The SCHIP Extension Act as extended by the ACA instituted a moratorium on the development of new LTCHs through December 28, 2012. As a result, we stopped all new LTCH development during this period. The BBA of 2013, as amended by the PAMA, reinstated the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017, with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development. We continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

        Net operating revenues generated directly from the Medicare program from all segments represented approximately 45%, 46% and 47% of net operating revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Approximately 57%, 59% and 60% of our specialty hospital revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were received for services provided to Medicare patients.

        Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital's claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Generally, twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital's experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payments will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of when we receive our bi-weekly periodic interim payments, in relation to our balance sheet date, has an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

  Contractual Adjustments

        Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospital segment, we either manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor or where we have a relatively homogeneous patient population, we monitor individual payors' historical closed paid claims data and apply those payment rates to the existing patient population. The net payments are converted into per diem rates. The per diem rates are applied to unpaid patient days to determine the expected payment and a contractual adjustment is recorded to adjust the recorded amount to agree with the expected payment. Quarterly, we update our analysis of historical closed paid claims. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors' historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments to gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes described above and used in recording our contractual adjustments have resulted in reasonable estimates determined on a consistent basis.

  Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2014, deductibles, co-payments and self-insured amounts owed by patients accounted for approximately 0.2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our specialty hospitals, or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. This method is based on our historical cash collections experience and is periodically assessed in light of any changes to such experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

        We estimate bad debts for total accounts receivable within each of our operating units. We believe our policies have resulted in reasonable estimates determined on a consistent basis. We have historically collected substantially all of our third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. Historically, there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivable. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts. Uncollected accounts are charged against the reserve when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

        The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable as of the dates indicated (in thousands):

	Balance as of December 31,
	2013		2014
	0-180 Days	Over 180 Days	0-180 Days	Over 180 Days
Commercial insurance and other	$234,852	$33,299	$254,623	$46,556
Medicare and Medicaid	156,841	7,142	180,005	9,510

Total net accounts receivable	$391,693	$40,441	$434,628	$56,066

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories as of the dates indicated is as follows:

	As of December 31,
	2013	2014
0 to 90 days	82.3%	80.0%
91 to 180 days	8.3%	8.6%
181 to 365 days	5.4%	6.3%
Over 365 days	4.0%	5.1%

Total	100.0%	100.0%

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status as of the dates indicated is as follows:

	As of December 31,
	2013	2014
Commercial insurance and other	61.8%	61.2%
Medicare and Medicaid	37.9%	38.6%
Self-pay receivables (including deductibles and co-payments)	0.3%	0.2%

Total	100.0%	100.0%

  Insurance

        Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. We utilize actuarial methods in estimating the losses. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2014 and December 31, 2013, we recorded a liability of $101.9 million and $103.4 million, respectively, for our estimated losses under these insurance programs.

  Related Party Transactions

        We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.4 million, $4.2 million and $4.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2014 amount to $35.2 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. Our practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. It is our practice that an independent third-party appraisal supporting the amount of rent for such leased space is obtained prior to approving the related party lease of office space.

        During the year ended December 31, 2014, shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities.

        We also provide contracted services, principally employee leasing services and charge management fees to related parties affiliated through our equity investments. Net operating revenues generated from the provision of contracted services and management fees amounted to $129.3 million, $110.1 million and $100.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

  Goodwill and Other Intangible Assets

        On February 24, 2005, EGL Acquisition Corp., a subsidiary of Holdings, was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Holdings. We refer to the merger and the related transactions collectively as the "Merger." As a result of the Merger, the majority of Select's assets and liabilities were adjusted to their fair value as of February 25, 2005. The excess of the total purchase price over the fair value of Select's tangible and identifiable intangible assets was allocated to goodwill. Additionally, a portion of the equity related to our continuing stockholders was recorded at the stockholder's predecessor basis and a corresponding portion of the fair value of the acquired assets was reduced accordingly.

        Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2014, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. We have recorded total goodwill and other intangible assets of $1.7 billion, of which goodwill and other intangible assets of $1.4 billion relates to our specialty hospital reporting unit, $337.0 million relates to our outpatient clinic reporting unit and $2.3 million relates to our contract therapy reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy, with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

        Regulatory changes governing the provision of our services in our specialty hospital and outpatient rehabilitation segments and development activities can have both positive and negative effects on our results of operations and future cash flows which impact the fair value of our reporting units. The excess fair value, as a percentage of carrying value, of our specialty hospital reporting unit was approximately 37.6%, 10.4% and 25.5% as of October 1, 2014, 2013 and 2012, respectively. We observed an increase in the fair value and excess fair value of our specialty hospital reporting unit as of October 1, 2014 compared to October 1, 2013. The principal factors effecting fair value of our specialty hospital reporting unit in our most recent annual impairment assessment completed on October 1, 2014, were due to the development of new and expanded hospitals which are expected to benefit future operating results and cash flows, offset in part by the effects of new payment limits for Medicare patients who do not meet specified criteria enacted as part of the BBA of 2013 which are expected to reduce future operating results and cash flows. We observed a decline in the fair value and excess fair value of our specialty hospital reporting unit as of October 1, 2013 compared to October 1, 2012. As a result of the Sequestration Reduction that began in the year ended December 31, 2013, we lowered our future operating performance expectations for our specialty hospital operations resulting in a decline in our estimate of future cash flows in our determination of fair value as of October 1, 2013. The fair value of our outpatient rehabilitation clinics and our contract therapy reporting units significantly exceeded the carrying values of each of those corresponding reporting units as of October 1, 2014, 2013 and 2012.

        To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future Adjusted EBITDA margin estimates, future general and administrative expenses and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units. We have consistently applied the discounted cash flow approach methodology to determine the fair value of each of our reporting units at each annual impairment test dated October 1, 2014, 2013 and 2012.

  Realization of Deferred Tax Assets

        Deferred tax assets and liabilities are required to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carry forwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.

        At December 31, 2014, we had deferred tax liabilities in excess of deferred tax assets of approximately $93.2 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $9.6 million of valuation reserves related primarily to state net operating losses.

  Uncertain Tax Positions

        We record and review quarterly our uncertain tax positions. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While we believe that our reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require us to materially increase or decrease our reserves for uncertain tax positions.

  Stock Based Compensation

        We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Our share-based compensation arrangements comprise both stock options and restricted share plans. We value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. We value restricted stock grants by using the closing market price of our stock on the date of grant.

Operating Statistics

        The following tables set forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the tables reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities, closures and sales. The operating statistics reflect data for the period of time these operations were managed by us.

	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Specialty hospital data:(1)
Number of hospitals owned — start of period	115	116	115
Number of hospital start-ups	1	—	7
Number of hospitals acquired	1	1	1
Number of hospitals closed/sold	(1)	(2)	(3)

Number of hospitals owned — end of period	116	115	120
Number of hospitals managed — end of period	6	8	9

Total number of hospitals (all) — end of period	122	123	129

Long term acute care hospitals	110	108	113
Rehabilitation hospitals	12	15	16
Available licensed beds(2)	5,138	5,172	5,326
Admissions(2)	55,147	55,729	55,581
Patient days(2)	1,345,430	1,353,847	1,340,506
Average length of stay (days)(2)	24	24	24
Net revenue per patient day(2)(3)	$1,534	$1,514	$1,546
Occupancy rate(2)	71%	72%	70%
Percent patient days — Medicare(2)	64%	64%	63%
Outpatient rehabilitation data:
Number of clinics owned — start of period	850	867	885
Number of clinics acquired	12	5	14
Number of clinic start-ups	30	27	18
Number of clinics closed/sold	(25)	(14)	(37)

Number of clinics owned — end of period	867	885	880
Number of clinics managed — end of period	112	121	143

Total number of clinics (all) — end of period	979	1,006	1,023

Number of visits(2)	4,568,821	4,780,723	4,970,724
Net revenue per visit(2)(4)	$103	$104	$103

(1)
Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)
Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)
Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(4)
Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic direct patient service revenue does not include managed clinics or contract services revenue.

Results of Operations

        The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.9	83.8	84.2
General and administrative	2.2	2.6	2.8
Bad debt expense	1.3	1.3	1.5
Depreciation and amortization	2.2	2.2	2.2

Income from operations	11.4	10.1	9.3
Loss on early retirement of debt	(0.2)	(0.6)	(0.0)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1	0.2
Interest expense, net	(3.2)	(2.9)	(2.8)

Income before income taxes	8.3	6.7	6.7
Income tax expense	3.1	2.6	2.5

Net income	5.2	4.1	4.2
Net income attributable to non-controlling interests	0.2	0.3	0.3

Net income attributable to Holdings	5.0%	3.8%	3.9%

	Select Medical Corporation
	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.9	83.8	84.2
General and administrative	2.2	2.6	2.8
Bad debt expense	1.3	1.3	1.5
Depreciation and amortization	2.2	2.2	2.2

Income from operations	11.4	10.1	9.3
Loss on early retirement of debt	(0.2)	(0.6)	(0.0)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1	0.2
Interest expense, net	(2.9)	(2.8)	(2.8)

Income before income taxes	8.6	6.8	6.7
Income tax expense	3.1	2.6	2.5

Net income	5.5	4.2	4.2
Net income attributable to non-controlling interests	0.2	0.3	0.3

Net income attributable to Select	5.3%	3.9%	3.9%

        The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	% Change 2012- 2013	% Change 2013- 2014
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,197,529	$2,198,121	$2,244,899	0.0%	2.1%
Outpatient rehabilitation	751,317	777,177	819,397	3.4	5.4
Other(2)	123	350	721	184.6	106.0

Total company	$2,948,969	$2,975,648	$3,065,017	0.9%	3.0%

Income (loss) from operations:
Specialty hospitals	$334,518	$305,222	$290,001	(8.8)%	(5.0)%
Outpatient rehabilitation	73,816	78,289	84,739	6.1	8.2
Other(2)	(71,475)	(82,075)	(90,264)	(14.8)	(10.0)

Total company	$336,859	$301,436	$284,476	(10.5)%	(5.6)%

Adjusted EBITDA:(3)
Specialty hospitals	$381,354	$353,843	$341,787	(7.2)%	(3.4)%
Outpatient rehabilitation	87,024	90,313	97,584	3.8	8.1
Other(2)	(62,531)	(71,295)	(75,499)	(14.0)	(5.9)

Total company	$405,847	$372,861	$363,872	(8.1)%	(2.4)%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.4%	16.1%	15.2%
Outpatient rehabilitation	11.6	11.6	11.9
Other(2)	N/M	N/M	N/M

Total company	13.8%	12.5%	11.9%

Total assets:
Specialty hospitals	$2,143,906	$2,205,921	$2,279,665
Outpatient rehabilitation	491,920	512,539	532,685
Other(2)	125,535	99,162	112,459

Total company	$2,761,361	$2,817,622	$2,924,809

Purchases of property and equipment, net:
Specialty hospitals	$50,005	$56,523	$77,742
Outpatient rehabilitation	13,209	14,113	12,506
Other(2)	4,971	3,024	4,998

Total company	$68,185	$73,660	$95,246

	Select Medical Corporation
	Year Ended December 31, 2012	Year Ended December 31, 2013	Year Ended December 31, 2014	% Change 2012- 2013	% Change 2013- 2014
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,197,529	$2,198,121	$2,244,899	0.0%	2.1%
Outpatient rehabilitation	751,317	777,177	819,397	3.4	5.4
Other(2)	123	350	721	184.6	106.0

Total company	$2,948,969	$2,975,648	$3,065,017	0.9%	3.0%

Income (loss) from operations:
Specialty hospitals	$334,518	$305,222	$290,001	(8.8)%	(5.0)%
Outpatient rehabilitation	73,816	78,289	84,739	6.1	8.2
Other(2)	(71,475)	(82,075)	(90,264)	(14.8)	(10.0)

Total company	$336,859	$301,436	$284,476	(10.5)%	(5.6)%

Adjusted EBITDA:(3)
Specialty hospitals	$381,354	$353,843	$341,787	(7.2)%	(3.4)%
Outpatient rehabilitation	87,024	90,313	97,584	3.8	8.1
Other(2)	(62,531)	(71,295)	(75,499)	(14.0)	(5.9)

Total company	$405,847	$372,861	$363,872	(8.1)%	(2.4)%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.4%	16.1%	15.2%
Outpatient rehabilitation	11.6	11.6	11.9
Other(2)	N/M	N/M	N/M

Total company	13.8%	12.5%	11.9%

Total assets:
Specialty hospitals	$2,143,906	$2,205,921	$2,279,665
Outpatient rehabilitation	491,920	512,539	532,685
Other(2)	124,487	99,162	112,459

Total company	$2,760,313	$2,817,622	$2,924,809

Purchases of property and equipment, net:
Specialty hospitals	$50,005	$56,523	$77,742
Outpatient rehabilitation	13,209	14,113	12,506
Other(2)	4,971	3,024	4,998

Total company	$68,185	$73,660	$95,246

N/M — Not Meaningful.

(1)
Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)
Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

(3)
We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense). We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with U.S. generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Net income	$153,893	$123,009	$128,175
Income tax expense	89,657	74,792	75,622
Loss on early retirement of debt	6,064	18,747	2,277
Interest expense	94,950	87,364	85,446
Equity in earnings of unconsolidated subsidiaries	(7,705)	(2,476)	(7,044)
Stock compensation expense:
Included in general and administrative	3,538	5,276	9,027
Included in cost of services	2,139	1,757	2,015
Depreciation and amortization	63,311	64,392	68,354

Adjusted EBITDA	$405,847	$372,861	$363,872

	Select Medical Corporation
	Year Ended December 31,
	2012	2013	2014
	(In thousands)
Net income	$161,167	$125,199	$128,175
Income tax expense	93,574	75,971	75,622
Loss on early retirement of debt	6,064	17,788	2,277
Interest expense	83,759	84,954	85,446
Equity in earnings of unconsolidated subsidiaries	(7,705)	(2,476)	(7,044)
Stock compensation expense:
Included in general and administrative	3,538	5,276	9,027
Included in cost of services	2,139	1,757	2,015
Depreciation and amortization	63,311	64,392	68,354

Adjusted EBITDA	$405,847	$372,861	$363,872

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        In the following discussion, we discuss changes in the components of our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest, which in each case are the same for both Holdings and Select. In addition, we discuss separately for Holdings and Select changes related to loss on early retirement of debt, interest expense and income taxes.

  Net Operating Revenues

        Our net operating revenues increased by 3.0% to $3,065.0 million for the year ended December 31, 2014 compared to $2,975.6 million for the year ended December 31, 2013.

        Specialty Hospitals.    Our specialty hospital net operating revenues increased 2.1% to $2,244.9 million for the year ended December 31, 2014 compared to $2,198.1 million for the year ended December 31, 2013. We experienced growth in our net operating revenues primarily resulting from increases in our patient services revenues in our specialty hospitals and the expansion of contracted labor services provided to certain of our non-consolidated joint ventures. Our patient services revenues increased principally due to an increase in our average net revenue per patient day, offset in part by a decrease in patient days. Our average net revenue per patient day increased to $1,546 for the year ended December 31, 2014 compared to $1,514 for the year ended December 31, 2013, primarily driven by an increase in our average Medicare net revenue per patient day. Our Medicare revenues per patient day increased despite a reduction in our Medicare net operating revenue due to the Sequestration Reduction of $28.2 million for the year ended December 31, 2014 compared to $22.8 million for the year ended December 31, 2013. Our patient days decreased 1.0% to 1,340,506 days for the year ended December 31, 2014 as compared to 1,353,847 days for the year ended December 31, 2013. Our occupancy percentage was 70% for the year ended December 31, 2014 compared to 72% for the year ended December 31, 2013.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues increased 5.4% to $819.4 million for the year ended December 31, 2014 compared to $777.2 million for the year ended December 31, 2013. This increase resulted from a growth in patient visits and the expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2014 increased 5.0% compared to the year ended December 31, 2013. Our growth was principally due to a 4.0% increase in visits to 4,970,724 at our owned clinics and additional contracted management service revenue at our managed clinics for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for the year ended December 31, 2014 compared to $104 for the year ended December 31, 2013. The net operating revenues generated by our contract therapy business for the year ended December 31, 2014 increased 6.9% compared to the year ended December 31, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts. Growth at our outpatient rehabilitation segment was offset in part by a reduction in our net operating revenues caused by the Sequestration Reduction of $1.8 million and the MPPR Reduction of $9.2 million for the year ended December 31, 2014 compared to a Sequestration Reduction of $1.1 million and the MPPR Reduction of $5.7 million for the year ended December 31, 2013.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $102.4 million to $2,712.2 million, or 88.5% of net operating revenues for the year ended December 31, 2014 compared to $2,609.8 million, or 87.7% of net operating revenues for the year ended December 31, 2013. Our cost of services, a major component of which is labor expense, was $2,582.3 million, or 84.2% of net operating revenues for the year ended December 31, 2014 compared to $2,495.5 million, or 83.8% of net operating revenues for the year ended December 31, 2013. The principal causes of the increases in cost of services as a percentage of net operating revenues resulted from incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in labor costs to provide contracted services to certain of our non-consolidated joint ventures. Facility rent expense, a component of cost of services, was $128.7 million for the year ended December 31, 2014 compared to $123.7 million for the year ended December 31, 2013. General and administrative expenses were $85.2 million for the year ended December 31, 2014 compared to $76.9 million for the year ended December 31, 2013 and as a percentage of net operating revenues were 2.8% and 2.6% for the year ended December 31, 2014 and 2013, respectively. The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from increased stock compensation expense and healthcare costs. Our bad debt expense was $44.6 million or 1.5% of net operating revenues for the year ended December 31, 2014 compared to $37.4 million or 1.3% of net operating revenues for the year ended December 31, 2013. The increase in bad debt expense occurred principally in our specialty hospital segment.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased 3.4% to $341.8 million for the year ended December 31, 2014 compared to $353.8 million for the year ended December 31, 2013. Our Adjusted EBITDA margin for the segment was 15.2% for the year ended December 31, 2014 compared to 16.1% for the year ended December 31, 2013. The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of incremental start-up costs of $14.5 million associated with new and recently expanded specialty hospitals, the Sequestration Reduction, as discussed above under "Net Operating Revenues," and an increase in bad debt expense, discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 8.1% to $97.6 million for the year ended December 31, 2014 compared to $90.3 million for the year ended December 31, 2013. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.9% for the year ended December 31, 2014 compared to 11.6% for the year ended December 31, 2013. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $5.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of our growth in net operating revenues as discussed above under "Net Operating Revenues." Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.3% for the year ended December 31, 2014 compared to 13.0% for the year ended December 31, 2013. Our contract therapy business experienced an increase in Adjusted EBITDA of $1.5 million compared to the year ended December 31, 2013, which principally resulted from revenue growth, as discussed above under "Net Operating Revenues."

        Other.    The Adjusted EBITDA loss was $75.5 million for the year ended December 31, 2014 compared to an Adjusted EBITDA loss of $71.3 million for the year ended December 31, 2013.

  Income from Operations

        For the year ended December 31, 2014, we had income from operations of $284.5 million compared to $301.4 million for the year ended December 31, 2013. The decrease in our income from operations resulted principally from incremental start-up costs associated with new and recently expanded specialty hospitals, the Sequestration Reduction and MPPR Reduction, as discussed above under "Net Operating Revenues," and an increase in bad debt expense, discussed above under "Operating Expenses."

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On March 4, 2014, we amended Select's term loans under its senior secured credit facilities. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

        On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select's existing senior secured credit facilities. During the year ended December 31, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

        On March 22, 2013, we redeemed Select's 7 5/8% senior subordinated notes due 2015. During the year ended December 31, 2013, we recognized a loss on early retirement of debt of $0.5 million for unamortized debt issuance costs associated with Select's redemption of its 7 5/8% senior subordinated notes due 2015.

        Select Medical Holdings Corporation.    On March 4, 2014, we amended Select's term loans under its senior secured credit facilities. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

        On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select's existing senior secured credit facilities. During the year ended December 31, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

        On March 22, 2013, we redeemed Select's 7 5/8% senior subordinated notes due 2015 and redeemed Holdings' senior floating rate notes due 2015. During the year ended December 31, 2013, we recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select's redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings' redemption of its senior floating rate notes due 2015.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2014, we had equity in earnings of unconsolidated subsidiaries of $7.0 million compared to equity in earnings of unconsolidated subsidiaries of $2.5 million for the year ended December 31, 2013. The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from the earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

  Interest Expense

        Select Medical Corporation.    Interest expense was $85.4 million for the year ended December 31, 2014 compared to $85.0 million for the year ended December 31, 2013. The increase in interest expense was principally due to increases in our indebtedness.

        Select Medical Holdings Corporation.    Interest expense was $85.4 million for the year ended December 31, 2014 compared to $87.4 million for the year ended December 31, 2013. The decrease in interest expense was principally due to lower interest rates on borrowings during year ended December 31, 2014.

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $75.6 million for the year ended December 31, 2014. The expense represented an effective tax rate of 37.1%. We recorded income tax expense of $76.0 million for the year ended December 31, 2013. The expense represented an effective tax rate of 37.8%. Select is part of the consolidated federal tax return for Holdings. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

        Select Medical Holdings Corporation.    We recorded income tax expense of $75.6 million for the year ended December 31, 2014, which represented an effective tax rate of 37.1%. We recorded income tax expense of $74.8 million for the year ended December 31, 2013, which represented an effective tax rate of 37.8%. The decrease in the effective tax rate has resulted principally from a decrease in our state effective tax rate that has resulted from a lower proportion of our income being generated in states with higher tax rates, lower state tax rates in certain states, a decrease in non-deductible expenses and the favorable effect of IRS settlements.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $7.5 million for the year ended December 31, 2014 and $8.6 million for the year ended December 31, 2013. These amounts represent the minority owner's share of income and losses for these consolidated entities.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        In the following discussion, we discuss changes in the components of our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest which are the same for Holdings and Select. In addition, we discuss separately for Holdings and Select changes related to loss on early retirement of debt, interest expense and income taxes.

  Net Operating Revenues

        Our net operating revenues increased by 0.9% to $2,975.6 million for the year ended December 31, 2013 compared to $2,949.0 million for the year ended December 31, 2012.

        Specialty Hospitals.    Our specialty hospital net operating revenues were $2,198.1 million for the year ended December 31, 2013 compared to $2,197.5 million for the year ended December 31, 2012. We experienced growth in our net operating revenues primarily resulting from increases in our patient volume and increases in revenues that are generated from contracted labor services provided to certain of our non-consolidated joint ventures. This growth was offset by decreases resulting from the Sequestration Reduction and a decline in our net revenue per patient day for our non-Medicare patients. Our patient days increased 0.6% to 1,353,847 days for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our occupancy percentage was 72% for the year ended December 31, 2013 compared to 71% for the year ended December 31, 2012. Our average net revenue per patient day decreased to $1,514 for the year ended December 31, 2013 compared to $1,534 for the year ended December 31, 2012. This decrease principally resulted from decreases in our average Medicare net revenue per patient day as a result of the Sequestration Reduction and reductions in our non-Medicare net revenue per patient day. The reductions in our specialty hospital Medicare net operating revenues due to the Budget Control Act of 2011 were $22.8 million for the year ended December 31, 2013.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues increased 3.4% to $777.2 million for the year ended December 31, 2013 compared to $751.3 million for the year ended December 31, 2012 more than offsetting reductions in net operating revenues of $1.1 million due to the Sequestration Reduction and $5.7 million revenue reduction related to the MPPR Reduction. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2013 increased 5.8% to $593.7 million compared to the year ended December 31, 2012. The increase was related principally to growth in our number of visits. Additionally, for the year ended December 31, 2012, net operating revenues for our outpatient rehabilitation clinics were adversely impacted by $3.2 million due to the effects of hurricane Sandy. The number of visits in our owned outpatient rehabilitation clinics increased 4.6% for the year ended December 31, 2013 to 4,780,723 visits compared to 4,568,821 visits for the year ended December 31, 2012. Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.0% to $104 for the year ended December 31, 2013 compared to $103 for the year ended December 31, 2012. Our contract services business had $183.5 million in net operating revenues for the year ended December 31, 2013 compared to $189.9 million of net operating revenues for the year ended December 31, 2012, which principally resulted from both reductions in the number of contracts under which services are provided and regulatory changes that affected the annual limit for therapy services.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $61.0 million to $2,609.8 million for the year ended December 31, 2013 compared to $2,548.8 million for the year ended December 31, 2012. We experienced increases in cost of services for both our specialty hospital and outpatient rehabilitation segments as well as an increase in our general and administrative expenses. As a percentage of our net operating revenues, our operating expenses were 87.7% for the year ended December 31, 2013 compared to 86.4% for the year ended December 31, 2012. Our cost of services, a major component of which is labor expense, were $2,495.5 million or 83.8% of net operating revenues for the year ended December 31, 2013 compared to $2,443.6 million or 82.9% of net operating revenues for the year ended December 31, 2012. The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from inflationary increases in labor costs in our specialty hospitals and the loss of net operating revenues associated with the Sequestration Reduction and the MPPR Reduction discussed above under "Net Operating Revenues" with no relative offsetting reduction in costs. Facility rent expense, which is a component of cost of services, was $123.7 million for the year ended December 31, 2013 compared to $124.2 million for the year ended December, 2012. General and administrative expenses were 2.6% of net operating revenues or $76.9 million for the year ended December 31, 2013 compared to 2.2% of net operating revenues or $66.2 million for the year ended December 31, 2012. Our general and administrative expenses for the year ended December 31, 2013 increased principally due to higher compensation and employee benefit costs of which a principal driver was unexpected healthcare plan costs resulting from changes we implemented on April 1, 2013 to conform and bring our group health insurance plan into compliance with the ACA. Excluding these healthcare costs, general and administrative expenses would have been 2.3% for the year ended December 31, 2013. Our general and administrative expenses for the year ended December 31, 2012 were favorably impacted by gains on sale of assets; excluding these gains, general and administrative expenses for the year ended December 31, 2012 would have been 2.4% of net operating revenues. Our bad debt expense was $37.4 million or 1.3% of net operating revenues for the year ended December 31, 2013 compared to $39.1 million or 1.3% of net operating revenues for the year ended December 31, 2012.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased 7.2% to $353.8 million for the year ended December 31, 2013 compared to $381.4 million for the year ended December 31, 2012. Our Adjusted EBITDA margin for the segment was 16.1% for the year ended December 31, 2013 compared to 17.4% for the year ended December 31, 2012. The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the Sequestration Reduction as discussed above under "Net Operating Revenues," which reductions were accompanied by no relative offsetting reduction in costs, and increases in our operating expenses discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 3.8% to $90.3 million for the year ended December 31, 2013 compared to $87.0 million for the year ended December 31, 2012. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.6% for both the years ended December 31, 2013 and 2012. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $4.2 million to $77.1 million for the year ended December 31, 2013 compared to $72.9 million the year ended December 31, 2012, principally due to the growth in the number of visits in our owned outpatient clinics. Our outpatient rehabilitation clinics experienced reductions in net operating revenues of $1.1 million for the Sequestration Reduction and $5.7 million for the MPPR Reduction for the year ended December 31, 2013. Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.0% for both the years ended December 31, 2013 and 2012. The Adjusted EBITDA in our contract services business decreased by 6.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012, principally due to reductions in the number of contracts under which services are provided and regulatory changes that affected the annual limit for therapy services.

        Other.    The Adjusted EBITDA loss was $71.3 million for the year ended December 31, 2013 compared to an Adjusted EBITDA loss of $62.5 million for the year ended December 31, 2012. The higher Adjusted EBITDA loss for the year ended December 31, 2012 is primarily attributable to higher compensation and employee benefit expenses for the year ended December 31, 2013 principally related to increased healthcare costs. Additionally, the results for the year ended December 31, 2012 were favorably impacted by gains on sale of assets.

  Income from Operations

        For the year ended December 31, 2013, we had income from operations of $301.4 million compared to $336.9 million for the year ended December 31, 2012. The decrease in our income from operations resulted principally from the Sequestration Reduction and the MPPR Reduction, as discussed above under "Net Operating Revenues," and increases in our general and administrative expenses as discussed above under "Operating Expenses."

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On March 22, 2013, Select redeemed all of its outstanding 7 5/8% senior subordinated notes due 2015 and recognized a loss on early retirement of debt of $0.5 million for the unamortized debt issuance costs associated with the redeemed debt. On May 28, 2013, Select repaid a portion of its original term loan and series A term loan under its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility. Select recognized an additional loss on early retirement of debt of $17.3 million, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

        On September 12, 2012, Select redeemed an aggregate of $275.0 million principal amount of its 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount. Select recognized a loss on early retirement of debt of $6.1 million in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of call premiums and unamortized deferred financing costs.

        Select Medical Holdings Corporation.    On March 22, 2013, we redeemed all of Select's outstanding 7 5/8% senior subordinated notes due 2015, and redeemed all of our senior floating rate notes due 2015. We recognized a loss on early retirement of debt of $1.5 million for the unamortized debt issuance costs associated with the redeemed debt. On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility. We recognized an additional loss of $17.3 million, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

        On September 12, 2012, we redeemed an aggregate of $275.0 million principal amount of Select's 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount. We recognized a loss on early retirement of debt of $6.1 million in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of call premiums and unamortized deferred financing costs.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2013, we had equity in earnings of unconsolidated subsidiaries of $2.5 million compared to equity in earnings of unconsolidated subsidiaries of $7.7 million for the year ended December 31, 2012. The principal decrease in our equity in earnings of unconsolidated subsidiaries resulted from losses incurred by start-up companies where we own a minority interest.

  Interest Expense

        Select Medical Corporation.    Interest expense was $85.0 million for the year ended December 31, 2013 compared to $83.8 million for the year ended December 31, 2012. The increase in interest expense was principally due to increased borrowings that were used to refinance debt held by Holdings in both the third quarter of 2012 and the first quarter of 2013, offset in part by lower interest rates.

        Select Medical Holdings Corporation.    Interest expense was $87.4 million for the year ended December 31, 2013 compared to $95.0 million for the year ended December 31, 2012. The decrease in interest expense was principally due to lower interest rates on borrowings.

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $76.0 million for the year ended December 31, 2013. The expense represented an effective tax rate of 37.8%. We recorded income tax expense of $93.6 million for the year ended December 31, 2012. The expense represented an effective tax rate of 36.7%. Select is part of the consolidated federal tax return for Holdings. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

        Select Medical Holdings Corporation.    We recorded income tax expense of $74.8 million for the year ended December 31, 2013, which represented an effective tax rate of 37.8%. We recorded income tax expense of $89.7 million for the year ended December 31, 2012, which represented an effective tax rate of 36.8%. The increase in our effective tax rate has resulted from an increase in our state effective tax rate that has resulted from a higher proportion of our income being generated in states with higher tax rates, offset in part by an increase in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income. Additionally, our effective tax rate for the year ended December 31, 2012 was reduced by an Internal Revenue Service penalty abatement.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $8.6 million for the year ended December 31, 2013 and $5.7 million for the year ended December 31, 2012.

Liquidity and Capital Resources

  Years Ended December 31, 2012, 2013 and 2014

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2012	2013	2014	2012	2013	2014
	(In thousands)			(In thousands)
Cash flows provided by operating activities	$298,682	$192,523	$170,642	$309,371	$198,102	$170,642
Cash flows used in investing activities	(72,406)	(107,306)	(101,091)	(72,406)	(107,306)	(101,091)
Cash flows used in financing activities	(198,175)	(121,042)	(70,516)	(208,864)	(126,621)	(70,516)

Net increase (decrease) in cash and cash equivalents	28,101	(35,825)	(965)	28,101	(35,825)	(965)
Cash and cash equivalents at beginning of period	12,043	40,144	4,319	12,043	40,144	4,319

Cash and cash equivalents at end of period	$40,144	$4,319	$3,354	$40,144	$4,319	$3,354

        Operating activities for Holdings and Select provided $170.6 million of cash flows for the year ended December 31, 2014. The decrease in operating cash flows for both Holdings and Select for the year ended December 31, 2014 compared to the year ended December 31, 2013 is principally due to reductions in our income from operations as discussed above under "Income from Operations" and decrease in the turnover of our accounts receivable.

        Operating activities for Select provided $198.1 million of cash flows for the year ended December 31, 2013. The decline in operating cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012 is principally due to reductions in income from operations resulting from the Sequestration Reduction and the MPPR Reduction as well as the timing of the interim payments we receive from Medicare for the services provided at our specialty hospitals.

        Our days sales outstanding were 53 days at December 31, 2014, 48 days at December 31, 2013, and 45 days at December 31, 2012. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at December 31, 2014, 2013 and 2012 all fall within our normal range for accounts receivable turnover. The decreasing accounts receivable turnover for the year ended December 31, 2014 and the year ended December 31, 2013 resulted in a decline in cash collections for the year ended December 31, 2014 and 2013, respectively.

        The operating cash flow of Select exceeds the operating cash flow of Holdings by $5.6 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. The difference relates to interest payments on Holdings' indebtedness.

        Investing activities used $101.1 million, $107.3 million and $72.4 million of cash flow for the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts, the principal use of cash was for the purchases of property and equipment of $95.2 million, $73.7 million and $68.2 million in 2014, 2013 and 2012, respectively.

        Investment in businesses, which relates to equity investments in unconsolidated businesses, used $4.6 million, $34.9 million and $14.7 million in 2014, 2013 and 2012, respectively. The principal investments were minority ownership interests in specialty hospitals and rehabilitation partnerships. In addition, we purchased minority ownership interests in other healthcare related businesses that provide specialized technology, services to healthcare entities, and other healthcare services during the years ended December 31, 2013 and 2012.

        Investing activities also included the sale of business units and real property, which provided cash of $2.9 million and $16.5 million during the years ended December 31, 2013 and 2012, respectively.

        Financing activities for Select used $70.5 million of cash flow for the year ended December 31, 2014. Cash was principally used by a $34.0 million mandatory prepayment of term loans under our senior secured credit facility, $10.0 million for purchases of non-controlling interests and $184.1 million of dividends paid to Holdings in the aggregate that were used to repurchase shares of common stock and pay dividends to common stockholders, offset in part by $40.0 million in net borrowings under our revolving credit facility and $111.7 million from the issuance of additional 6.375% senior notes.

        Financing activities for Select used $126.6 million of cash flow for the year ended December 31, 2013. The primary financing activities were associated with a $600.0 million 6.375% senior notes offering. The proceeds of this senior notes offering were used to repay $587.0 million of Select's senior secured credit facility term loans and fund certain transaction costs amounting to $14.7 million. In addition, $298.5 million was provided through the issuance of senior secured credit facility term loans which was used to pay dividends to Holdings to fund the redemption of $167.3 million principal amount of Holdings' senior floating rate notes and pay $4.2 million of transaction costs related to the financing transactions. In addition, during the year ended December 31, 2013, Select paid dividends to Holdings to fund $42.0 million of dividends paid to common stockholders, $11.8 million to fund Holdings' repurchase of common stock and $5.6 million to fund interest payments on Holdings' debt. Select also made net repayments on the revolving portion of the credit facility of $110.0 million.

        Financing activities for Select used $208.9 million of cash flow for the year ended December 31, 2012. The primary use of cash related to dividends paid to Holdings of $268.5 million principally to fund the payment of a special dividend to stockholders, fund interest payments, and the repurchase of common stock. Select also used $6.5 million for debt issuances costs and paid $3.3 million in distributions to non-controlling interests, offset in part by net borrowings of debt of $66.4 million, $1.2 million of proceeds from bank overdrafts and $1.8 million of equity investment made by Holdings.

        The difference in cash flows used in financing activities of Holdings compared to Select of $5.6 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively, relates to dividends paid by Select to Holdings to service Holdings' interest obligations related to its indebtedness.

  Capital Resources

        Working capital — We had net working capital of $133.2 million at December 31, 2014 compared to net working capital of $82.9 million at December 31, 2013. The increase in net working capital is primarily due to increases in accounts receivable.

        Senior secured credit facilities — On March 4, 2014, Select made a principal prepayment of $34.0 million associated with our term loans in accordance with the provision in our senior secured credit facilities agreement that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the senior secured credit facilities.

        On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

  •
  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series D term loan at December 20, 2016;

  •
  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series E term loan at June 1, 2018;

  •
  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

  •
  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

  •
  amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

        On October 23, 2014, Select entered into two additional credit extension amendments, one of which extended the maturity date on $6.75 million in aggregate principal of revolving commitments from June 1, 2016 to March 1, 2018, the second of which added $50.0 million in incremental revolving commitments that mature on March 1, 2018.

        At December 31, 2014, our senior secured credit facilities consist of:

  •
  a $350.0 million, revolving credit facility which matures on March 1, 2018, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans;

  •
  a $284.6 million series D term loan, maturing on December 20, 2016; and

  •
  a $495.6 million series E term loan, maturing on June 1, 2018.

        The term loans amortize quarterly in the amount of 0.25% of the aggregate principal amount, subject to mandatory prepayment provisions.

        At December 31, 2014, we had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.2 million) under the term loans and borrowings of $60.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. We had $249.7 million of availability under our revolving credit facility (after giving effect to $40.3 million of outstanding letters of credit) at December 31, 2014.

        The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select's leverage ratio (as defined in our senior secured credit facility). The applicable interest rate for revolving loans as of December 31, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

        Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended December 31, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select's leverage ratio was 4.18 to 1.00 as of December 31, 2014.

        6.375% Senior Notes due 2021 — On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million. The notes were issued as Additional Notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021.

        Stock Repurchase Program — Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under Select's revolving credit facility. Holdings repurchased a total of 11,285,714 shares at a total cost of $127.5 million, or an average price of $11.30 per share, during the year ended December 31, 2014. Since the inception of the program through December 31, 2014, Holdings has repurchased 34,891,794 shares at a cost of approximately $301.1 million, or an average price of $8.63 per share, which includes transaction costs.

        Liquidity — We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Use of Capital Resources — We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

  Commitments and Contingencies

        The following table summarizes contractual obligations for both Holdings and Select at December 31, 2014, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Reserves for uncertain tax positions of $12.6 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Contractual Obligations	Total	2015	2016-2018	2019-2020	After 2020
	(in thousands)
6.375% senior notes(1)	$710,000	$—	$—	$—	$710,000
Senior secured credit facility(2)(3)	840,161	7,948	832,213	—	—
Other debt obligations	5,515	4,035	1,480	—	—

Total debt	1,555,676	11,983	833,693	—	710,000
Interest(4)	379,125	75,469	194,406	90,525	18,725
Letters of credit outstanding	40,321	—	40,321	—	—
Purchase obligations	15,503	8,287	6,567	649	—
Construction contracts	58,858	58,858	—	—	—
Naming, promotional and sponsorship agreement	37,170	3,005	9,440	6,664	18,061
Operating leases	791,058	132,644	271,705	57,574	329,135
Related party operating leases	35,174	4,128	12,713	8,948	9,385

Total contractual cash obligations	$2,912,885	$294,374	$1,368,845	$164,360	$1,085,306

(1)
Reflects the aggregate principal amount of the 6.375% senior notes which excludes the unamortized premium of $1.5 million at December 31, 2014.

(2)
Reflects the aggregate principal amount of the senior secured credit facility which excludes the unamortized original issue discounts of $4.2 million at December 31, 2014.

(3)
The balance of the series D term loan will be payable on December 20, 2016 and the balance of the series E term loan will be payable on June 1, 2018 and the revolving credit facility will be payable on March 1, 2018.

(4)
The interest obligation for the senior secured credit facility was calculated using the average interest rate at December 31, 2014 of 3.0% for the series D term loan, 3.8% for the series E term loan and 5.0% for the revolving portion. The interest obligation was calculated using the stated interest rate for the 6.375% senior notes and 4.3% for the other debt obligations.

Effects of Inflation and Changing Prices

        We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs by limiting or reducing reimbursement payments.

        Additionally, reimbursement payments under governmental and private third-party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in long term acute care hospitals and inpatient rehabilitation facilities are subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a "market basket update." Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

        The healthcare industry is labor intensive and the Company's largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. There can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is expect to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. We have little or no ability to pass on these increased costs associated with providing services due to federal laws that establish fixed reimbursement rates.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted and we intend to prospectively adopt ASU No. 2014-08, as applicable.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to interest rate risk in connection with our long-term indebtedness. In 2014, our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility. As of December 31, 2014, we had $780.2 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $60.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.1 million annual change in interest expense. However, because the variable interest rate for an aggregate $495.6 million in series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 3.75%.

Item 8.    Financial Statements and Supplementary Data.

        See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2014 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO," as of December 31, 2014. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework (2013)," issued by COSO. Based on this assessment, management concludes that, as of December 31, 2014, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings "Corporate Governance — Committees of the Board of Directors," "Election of Directors — Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 2015 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2014. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

        We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, as well as a code of ethics applicable to our senior financial officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct and code of ethics for senior financial officers are available on our Internet website, www.selectmedicalholdings.com. Our code of conduct and code of ethics for senior financial officers may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our code of conduct or code of ethics for senior financial officers or waivers from the provisions of the codes for our chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Item 11.    Executive Compensation.

        Information concerning executive compensation is presented under the headings "Executive Compensation" and "Compensation Committee Report" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

  Equity Compensation Plan Information

        Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	892,610	$8.87	0
Select Medical Holdings Corporation 2011 Equity Incentive Plan	6,000	$7.14	4,403,608
Director equity incentive plan	27,000	$9.63	271,877

Item 13.    Certain Relationships, Related Transactions and Director Independence.

        Information concerning related transactions is presented under the heading "Certain Relationships, Related Transactions and Director Independence" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   The following documents are filed as part of this report:

          1)    Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

          2)    Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts appearing on page F-50 of this report.

          3)    The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation's Form S-4 filed June 15, 2005 (Reg. no. 001-31441).
3.2
Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation's Form S-1/A filed September 21, 2009 (Reg No. 333-152514).
3.3
Amended and Restated Bylaws of Select Medical Corporation, as amended, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).
3.4
Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).
4.1
Indenture, dated as of May 28, 2013, by and among Select Medical Holdings Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on May 28, 2013 (Reg. No. 001-34465).
4.2	Forms of 6.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation on May 28, 2013 (Reg. No. 001-34465).
4.3
Supplemental Indenture, dated as of March 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 11, 2014 (Reg. Nos. 001-34465 and 001-31441).
4.4
Registration Rights Agreement, dated March 11, 2014, by and among the Company, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 11, 2014 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.1	Credit Agreement, dated as of June 1, 2011, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as Co-Syndication Agents and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, LLC, as Co-Documentation Agents and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 2, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.2
Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.3
Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.4
Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation's Registration Statement on Form S-1 March 30, 2001 (Reg. No. 333-48856).
10.5
Amendment No. 3 to Employment Agreement, dated as of April 24, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation's Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.6
Amendment No. 4 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.7
Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.8
Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.9
Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.10
Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.11
Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

Number	Description

10.12	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation's Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.13
Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.14
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.15
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.16
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.17
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.18
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.19
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.20
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.21
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.22
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.23
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

Number	Description

10.24	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.25
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.26	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.27
Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.28
First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.29
Second Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates III LP and Select Medical Corporation, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.30
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.31
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.32
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.33
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP., incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.34
Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation's Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).

Number	Description

10.35	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.36
Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.37
Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated by reference to Exhibit A to Select Medical Holdings Corporation's Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (Reg. No. 333-174393).
10.38
Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.39
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.40
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.41
Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.42
Third Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.101 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.43
Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.44
Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.45
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.119 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 17, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.46
Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.47
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.48	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.49
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.50
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.51
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.52
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.53
Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.54
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).
10.55
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.56
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.57
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.58
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.59	Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.60
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.61
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.116 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.62
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.63
Restrictive Covenants Agreement Letter, dated December 15, 2011, by and between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.106 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.64
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.107 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.65
Additional Credit Extension Amendment, dated as of August 13, 2012, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.66
Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.67
Amendment No. 2 to the Credit Agreement, dated as of November 6, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.68
Additional Credit Extension Amendment, dated as of February 20, 2013, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.69	Amendment No. 3 to the Credit Agreement, dated as of February 15, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.70
Amendment No. 4 to the Credit Agreement, dated as of June 3, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on August 8, 2013 (Reg. No. 001-34465).
10.71
Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist, incorporated by reference to Exhibit 10.83 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.72
Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.84 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.73
Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist, incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.74
Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.86 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.75
Stock Purchase Agreement, dated February 26, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P., incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.76
Amendment No. 5 to the Credit Agreement, dated as of March 4, 2014, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 1, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.77
Stock Purchase Agreement, dated May 5, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P., incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 7, 2014 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.78	Additional Credit Extension Amendment, dated as of October 23, 2014, among Holdings, Select, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the additional lender named therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on October 24, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.79
Additional Credit Extension Amendment, dated as of October 23, 2014, among Holdings, Select, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the additional lender named therein incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on October 24, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.80	Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation.
12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity and Income for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL HOLDINGS CORPORATION SELECT MEDICAL CORPORATION
By:	/s/ MICHAEL E. TARVIN Michael E. Tarvin (Executive Vice President, General Counsel and Secretary)

Date: February 25, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2015.

/s/ Rocco A. Ortenzio Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ Robert A. Ortenzio Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ David S. Chernow David S. Chernow President and Chief Executive Officer (principal executive officer)	/s/ Martin F. Jackson Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ Scott A. Romberger Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	/s/ Russell L. Carson Russell L. Carson Director
/s/ Bryan C. Cressey Bryan C. Cressey Director	/s/ James E. Dalton, Jr. James E. Dalton, Jr. Director
/s/ James S. Ely III James S. Ely III Director	/s/ William H. Frist, M.D. William H. Frist, M.D. Director
/s/ Thomas A. Scully Thomas A. Scully Director	/s/ Leopold Swergold Leopold Swergold Director

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 25, 2015

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$4,319	$3,354	$4,319	$3,354
Accounts receivable, net of allowance for doubtful accounts of $40,815 and $46,425 in 2013 and 2014, respectively	391,319	444,269	391,319	444,269
Current deferred tax asset	17,624	15,991	17,624	15,991
Prepaid income taxes	—	17,888	—	17,888
Other current assets	41,140	46,142	41,140	46,142

Total Current Assets	454,402	527,644	454,402	527,644
Property and equipment, net	509,102	542,310	509,102	542,310
Goodwill	1,642,633	1,642,083	1,642,633	1,642,083
Other identifiable intangibles	71,907	72,519	71,907	72,519
Other assets	139,578	140,253	139,578	140,253

Total Assets	$2,817,622	$2,924,809	$2,817,622	$2,924,809

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$12,506	$21,746	$12,506	$21,746
Current portion of long-term debt and notes payable	17,565	10,874	17,565	10,874
Accounts payable	88,285	108,532	88,285	108,532
Accrued payroll	90,011	97,090	90,011	97,090
Accrued vacation	59,730	63,132	59,730	63,132
Accrued interest	12,297	10,674	12,297	10,674
Accrued other	90,508	82,376	90,508	82,376
Income taxes payable	622	—	622	—

Total Current Liabilities	371,524	394,424	371,524	394,424
Long-term debt, net of current portion	1,427,710	1,542,102	1,427,710	1,542,102
Non-current deferred tax liability	96,287	109,203	96,287	109,203
Other non-current liabilities	91,875	92,855	91,875	92,855

Total Liabilities	1,987,396	2,138,584	1,987,396	2,138,584
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	11,584	10,985	11,584	10,985
Stockholders' Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,260,968 shares and 131,233,308 shares issued and outstanding in 2013 and 2014, respectively	140	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	474,729	413,706	869,576	885,407
Retained earnings (accumulated deficit)	311,365	325,678	(83,342)	(145,892)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders' Equity	786,234	739,515	786,234	739,515
Non-controlling interests	32,408	35,725	32,408	35,725

Total Equity	818,642	775,240	818,642	775,240

Total Liabilities and Equity	$2,817,622	$2,924,809	$2,817,622	$2,924,809

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2013	2014
Net operating revenues	$2,948,969	$2,975,648	$3,065,017

Costs and expenses:
Cost of services	2,443,550	2,495,476	2,582,340
General and administrative	66,194	76,921	85,247
Bad debt expense	39,055	37,423	44,600
Depreciation and amortization	63,311	64,392	68,354

Total costs and expenses	2,612,110	2,674,212	2,780,541

Income from operations	336,859	301,436	284,476
Other income and expense:
Loss on early retirement of debt	(6,064)	(18,747)	(2,277)
Equity in earnings of unconsolidated subsidiaries	7,705	2,476	7,044
Interest expense	(94,950)	(87,364)	(85,446)

Income before income taxes	243,550	197,801	203,797
Income tax expense	89,657	74,792	75,622

Net income	153,893	123,009	128,175
Less: Net income attributable to non-controlling interests	5,663	8,619	7,548

Net income attributable to Select Medical Holdings Corporation	$148,230	$114,390	$120,627

Income per common share:
Basic	$1.05	$0.82	$0.91
Diluted	$1.05	$0.82	$0.91
Dividends per share	$1.50	$0.30	$0.40
Weighted average shares outstanding:
Basic	138,767	136,879	129,026
Diluted	139,042	137,047	129,465

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2012	2013	2014
Net operating revenues	$2,948,969	$2,975,648	$3,065,017

Costs and expenses:
Cost of services	2,443,550	2,495,476	2,582,340
General and administrative	66,194	76,921	85,247
Bad debt expense	39,055	37,423	44,600
Depreciation and amortization	63,311	64,392	68,354

Total costs and expenses	2,612,110	2,674,212	2,780,541

Income from operations	336,859	301,436	284,476
Other income and expense:
Loss on early retirement of debt	(6,064)	(17,788)	(2,277)
Equity in earnings of unconsolidated subsidiaries	7,705	2,476	7,044
Interest expense	(83,759)	(84,954)	(85,446)

Income before income taxes	254,741	201,170	203,797
Income tax expense	93,574	75,971	75,622

Net income	161,167	125,199	128,175
Less: Net income attributable to non-controlling interests	5,663	8,619	7,548

Net income attributable to Select Medical Corporation	$155,504	$116,580	$120,627

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011		$846,338	145,268	$145	$493,828	$325,706	$26,659
Net income	$151,948	151,948				148,230	3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$153,893	$151,948

Dividends paid to common stockholders		(210,888)				(210,888)
Issuance and vesting of restricted stock		4,472	746		4,472	—
Repurchase of common shares		(46,902)	(5,726)	(5)	(27,208)	(19,689)
Stock option expense		1,205			1,205
Exercise of stock options		1,817	301	1	1,816
Distributions to non-controlling interests		(1,884)					(1,884)
Purchase of non-controlling interests		(479)			(416)		(63)
Other		(149)				(149)

Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$28,430
Net income	$119,946	119,946				114,390	5,556
Net income — attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$123,009	$119,946

Dividends paid to common stockholders		(41,961)				(41,961)
Issuance and vesting of restricted stock		6,220	953		6,220
Repurchase of common shares		(11,781)	(1,447)	(1)	(7,524)	(4,256)
Stock option expense		811			811
Exercise of stock options		1,525	166		1,525
Distributions to non-controlling interests		(1,839)					(1,839)
Purchase of non-controlling interests		261					261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$32,408
Net income	$126,765	126,765				120,627	6,138
Net income — attributable to redeemable non-controlling interests	1,410

Total comprehensive income	$128,175	$126,765

Dividends paid to common stockholders		(53,366)				(53,366)
Issuance and vesting of restricted stock		12,080	1,586	2	12,078
Tax benefit from stock based awards		3,119			3,119
Repurchase of common shares		(130,734)	(11,589)	(12)	(76,851)	(53,871)
Stock option expense		698			698
Exercise of stock options		7,355	975	1	7,354
Distributions to non-controlling interests		(2,893)					(2,893)
Issuance of non-controlling interest		1,693					1,693
Purchase of non-controlling interests		(8,781)			(7,421)		(1,360)
Other		662				923	(261)

Balance at December 31, 2014		$775,240	131,233	$131	$413,706	$325,678	$35,725

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Non-controlling Interests
Balance at December 31, 2011		$1,010,105	0	$0	$848,844	$134,602	$26,659
Net income	$159,222	159,222				155,504	3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$161,167	$159,222

Federal tax benefit of losses contributed by Holdings		3,917			3,917
Additional investment by Holdings		1,817			1,817
Dividends declared and paid to Holdings		(268,479)				(268,479)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,677			5,677
Distributions to non-controlling interests		(1,884)					(1,884)
Purchase of non-controlling interests		(479)			(416)		(63)
Other		(149)				(149)

Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$28,430
Net income	$122,136	122,136				116,580	5,556
Net income — attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$125,199	$122,136

Federal tax benefit of losses contributed by Holdings		1,179			1,179
Net change in dividends payable to Holdings		5,239				5,239
Additional investment by Holdings		1,525			1,525
Dividends declared and paid to Holdings		(226,621)				(226,621)
Contribution related to restricted stock awards and stock option issuances by Holdings		7,033			7,033
Distributions to non-controlling interests		(1,839)					(1,839)
Purchase of non-controlling interests		261					261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$32,408
Net income	$126,765	126,765				120,627	6,138
Net income — attributable to redeemable non-controlling interests	1,410

Total comprehensive income	$128,175	$126,765

Additional investment by Holdings		7,355			7,355
Dividends declared and paid to Holdings		(184,100)				(184,100)
Contribution related to restricted stock awards and stock option issuances by Holdings		12,778			12,778
Tax benefit from stock based awards		3,119			3,119
Distributions to non-controlling interests		(2,893)					(2,893)
Issuance of non-controlling interests		1,693					1,693
Purchase of non-controlling interests		(8,781)			(7,421)		(1,360)
Other		662				923	(261)

Balance at December 31, 2014		$775,240	0	$0	$885,407	$(145,892)	$35,725

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2012	2013	2014
Operating activities
Net income	$153,893	$123,009	$128,175
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	—	11,954
Depreciation and amortization	63,311	64,392	68,354
Provision for bad debts	39,055	37,423	44,600
Equity in earnings of unconsolidated subsidiaries	(7,705)	(2,476)	(7,044)
Loss on early retirement of debt	6,064	18,747	2,277
Gain from sale of assets	(5,906)	(581)	(1,048)
Non-cash stock compensation expense	5,677	7,033	11,186
Amortization of debt discount, premium and issuance costs	7,566	8,433	7,553
Deferred income taxes	7,909	7,032	14,311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	15,158	(67,145)	(97,802)
Other current assets	(1,607)	(8,167)	(1,729)
Other assets	5,862	(3,484)	(103)
Accounts payable	(6,117)	(1,283)	5,997
Accrued expenses	15,522	9,590	(16,039)

Net cash provided by operating activities	298,682	192,523	170,642

Investing activities
Purchases of property and equipment	(68,185)	(73,660)	(95,246)
Investment in businesses	(14,689)	(34,893)	(4,634)
Acquisition of businesses, net of cash acquired	(6,043)	(1,665)	(1,211)
Proceeds from sale of assets	16,511	2,912	—

Net cash used in investing activities	(72,406)	(107,306)	(101,091)

Financing activities
Borrowings on revolving credit facility	495,000	690,000	910,000
Payments on revolving credit facility	(405,000)	(800,000)	(870,000)
Borrowings on credit facility term loans, net of discount	266,750	298,500	—
Payments on credit facility term loans	(9,875)	(596,720)	(33,994)
Issuance of 6.375% senior notes, includes premium	—	600,000	111,650
Repurchase of senior floating rate notes	—	(167,300)	—
Repurchase of 7 5/8% senior subordinated notes	(278,495)	(70,000)	—
Borrowings of other debt	8,281	15,310	9,076
Principal payments on other debt	(10,295)	(10,834)	(14,673)
Debt issuance costs	(6,527)	(18,914)	(4,434)
Proceeds from (repayment of) bank overdrafts	1,227	(5,330)	9,240
Purchase of non-controlling interests	—	—	(9,961)
Proceeds from issuance of non-controlling interests	—	—	185
Dividends paid to common stockholders	(210,888)	(41,961)	(53,366)
Tax benefit from stock based awards	—	—	3,119
Repurchase of common stock	(46,902)	(11,781)	(130,734)
Proceeds from issuance of common stock	1,817	1,525	7,355
Distributions to non-controlling interests	(3,268)	(3,537)	(3,979)

Net cash used in financing activities	(198,175)	(121,042)	(70,516)

Net increase (decrease) in cash and cash equivalents	28,101	(35,825)	(965)
Cash and cash equivalents at beginning of period	12,043	40,144	4,319

Cash and cash equivalents at end of period	$40,144	$4,319	$3,354

Supplemental Cash Flow Information
Cash paid for interest	$80,722	$89,061	$78,812
Cash paid for taxes	$77,614	$64,963	$77,771

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2012	2013	2014
Operating activities
Net income	$161,167	$125,199	$128,175
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	—	11,954
Depreciation and amortization	63,311	64,392	68,354
Provision for bad debts	39,055	37,423	44,600
Equity in earnings of unconsolidated subsidiaries	(7,705)	(2,476)	(7,044)
Loss on early retirement of debt	6,064	17,788	2,277
Gain from sale of assets	(5,906)	(581)	(1,048)
Non-cash stock compensation expense	5,677	7,033	11,186
Amortization of debt discount, premium and issuance costs	7,190	8,344	7,553
Deferred income taxes	7,909	7,032	14,311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	15,158	(67,145)	(97,802)
Other current assets	(1,607)	(8,167)	(1,729)
Other assets	5,877	(3,484)	(103)
Accounts payable	(6,117)	(1,283)	5,997
Accrued expenses	19,298	14,027	(16,039)

Net cash provided by operating activities	309,371	198,102	170,642

Investing activities
Purchases of property and equipment	(68,185)	(73,660)	(95,246)
Investment in businesses	(14,689)	(34,893)	(4,634)
Acquisition of businesses, net of cash acquired	(6,043)	(1,665)	(1,211)
Proceeds from sale of assets	16,511	2,912	—

Net cash used in investing activities	(72,406)	(107,306)	(101,091)

Financing activities
Borrowings on revolving credit facility	495,000	690,000	910,000
Payments on revolving credit facility	(405,000)	(800,000)	(870,000)
Borrowings on credit facility term loans, net of discount	266,750	298,500	—
Payments on credit facility term loans	(9,875)	(596,720)	(33,994)
Issuance of 6.375% senior notes, includes premium	—	600,000	111,650
Repurchase of 7 5/8% senior subordinated notes	(278,495)	(70,000)	—
Borrowings of other debt	8,281	15,310	9,076
Principal payments on other debt	(10,295)	(10,834)	(14,673)
Debt issuance costs	(6,527)	(18,914)	(4,434)
Proceeds from (repayment of) bank overdrafts	1,227	(5,330)	9,240
Purchase of non-controlling interest	—	—	(9,961)
Proceeds from issuance of non-controlling interests	—	—	185
Equity investment by Holdings	1,817	1,525	7,355
Dividends paid to Holdings	(268,479)	(226,621)	(184,100)
Tax benefit from stock based awards	—	—	3,119
Distributions to non-controlling interests	(3,268)	(3,537)	(3,979)

Net cash used in financing activities	(208,864)	(126,621)	(70,516)

Net increase (decrease) in cash and cash equivalents	28,101	(35,825)	(965)
Cash and cash equivalents at beginning of period	12,043	40,144	4,319

Cash and cash equivalents at end of period	$40,144	$4,319	$3,354

Supplemental Cash Flow Information
Cash paid for interest	$70,047	$83,482	$78,812
Cash paid for taxes	$77,614	$64,963	$77,771

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Business Description

        Select Medical Corporation ("Select") was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation ("Holdings") was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the "Merger"). On September 30, 2009 Holdings completed its initial public offering of common stock. Generally accepted accounting principles ("GAAP") require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be "pushed down" and recorded in Select's consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the "Company." The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

        The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company's specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company's specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company's outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company's outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 122, 123 and 129 specialty hospitals at December 31, 2012, 2013 and 2014, respectively. At December 31, 2012, 2013 and 2014, the Company operated 979, 1,006, and 1,023 outpatient clinics, respectively. At December 31, 2014, the Company had facilities in 41 states and the District of Columbia.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company reports accounts receivable at estimated net realizable values. Substantially all of the Company's accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies and workers' compensation programs. Collection of these accounts receivable is the Company's primary source of cash and is critical to its operating performance. The Company's primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and amounts owed by the patient. Deductibles, co-payments and amounts owed by the patient are an immaterial portion of the Company's net accounts receivable balance and accounted for approximately 0.3% and 0.2% of the net accounts receivable balance before doubtful accounts at December 31, 2013 and 2014, respectively. The Company's general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company's hospitals or in the case of the Company's outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company's estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company's collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company's governmental receivables. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 20 years
Buildings	40 years
Building Improvements	5 – 25 years
Land Improvements	2 – 25 years

        The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. Gains or losses related to the retirement or disposal of property and equipment are reported as a component of income from operations.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of who reside in the service area of the Company's facilities and are insured under third-party payor agreements. Because of the geographic

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diversity of the Company's facilities and non-governmental third-party payors, Medicare represents the Company's only significant concentration of credit risk.

Income Taxes

        Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing its consolidated financial statements, the Company estimates income taxes based on its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for book and tax purposes. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss carry forwards. The Company evaluates the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.

        Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.

Intangible Assets

        Goodwill and certain other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. In performing the quantitative periodic impairment tests, the fair value of the reporting unit is compared to its carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value.

        To determine the fair value of its reporting units, the Company uses a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates and the industry's weighted average cost of capital and industry specific market comparable Adjusted EBITDA multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company's estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

        Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions and dispositions. The Company's most recent

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment assessment was completed during the fourth quarter of 2014 utilizing financial information as of October 1, 2014 and indicated that there was no impairment with respect to goodwill or other recorded intangible assets.

        Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. At December 31, 2014, intangible assets other than goodwill consist of the values assigned to trademarks, certificates of need and accreditations. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.

        The approximate useful life of each class of intangible assets is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite

        The Company reviews the realizability of intangible assets whenever events or circumstances occur which indicate recorded amounts may not be recoverable.

        If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Deferred Financing Costs

        The Company has incurred debt issuance costs related to indebtedness which are recognized as other assets in the consolidated balance sheet. Debt issuance costs are subsequently amortized and recognized as interest expense using the effective interest method over the term of the related indebtedness. Whenever indebtedness is modified from its original terms an evaluation is made whether an accounting modification or accounting extinguishment has occurred in order to determine the accounting treatment for debt issuance costs related to the debt modification.

Due to Third-Party Payors

        Due to third-party payors represents the difference between amounts received under interim payment plans from Medicare and Medicaid for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance program, its workers' compensation and professional malpractice liability insurance programs, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company at December 31, 2013 and 2014 have been discounted at 3%. At December 31, 2013 and 2014, respectively, the Company had recorded a liability of $103.4 million and $101.9 million related to these programs. If the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $106.8 million and $105.5 million at December 31, 2013 and 2014, respectively.

Equity Method Investments

        Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceeds its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its investments in companies accounted for using the equity method for impairment when there is evidence or indicators that a decrease in value may be other than temporary. The Company's Other Assets are primarily composed of equity method investments as of December 31, 2013 and 2014. The Company's equity method investments consist principally of non-consolidating interests in inpatient and outpatient rehabilitation businesses. These rehabilitation businesses include a 49.0% non-consolidating interest in BIR, JV, LLP; a 49.0% non-consolidating interest in OHRH, LLC, a 49.0% non-consolidating interest in GlobalRehab — Scottsdale, LLC, a 50.0% non-consolidating interest in Rehabilitation Institute of Denton, LLC, and a 49.0% non-consolidating interest in ES Rehabilitation, LLC as of December 31, 2013 and 2014. The Company's equity method investments had equity in earnings of unconsolidated subsidiaries of $7.7 million, $2.5 million and $7.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Non-Controlling Interests

        The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are generally reported as a component of stockholders' equity. Some of those minority ownership interests consist of outside owners that have certain "put rights," that are currently exercisable, and that, if exercised, require the Company to purchase the minority member's interest. These redeemable non-controlling interests that are currently redeemable or considered probable of becoming redeemable have been adjusted to their approximate redemption values and are reported outside of the stockholders' equity section. As of December 31, 2013 and 2014, the Company believes the redemption values of the non-controlling ownership interests approximates the fair value of those interests classified as redeemable non-controlling interests. The redeemable non-controlling interests' balances reported on our consolidated balance sheets were $11.6 million and $11.0 million as of December 31, 2013 and 2014, respectively. The non-controlling interests' balances reported in the stockholders' equity section of our consolidated balance sheets were $32.4 million and $35.7 million as of December 31, 2013 and 2014, respectively.

        Net income attributable to non-controlling interests was $5.7 million, $8.6 million and $7.5 million for the years ended December 31, 2012, 2013, and 2014, respectively. Non-controlling interests reported in the consolidated statement of operations and comprehensive income reflect the respective interests in the income or loss of the subsidiaries, attributable to the other parties, the effect of which is removed from the Company's consolidated statement of operations and comprehensive income.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

        Net operating revenues consists primarily of patient service revenues and revenues generated from therapy services provided to healthcare institutions under contractual arrangements and are recognized as services are rendered.

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

        A significant portion of the Company's net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 47%, 46% and 45% of the Company's net operating revenues for the years ended December 31, 2012, 2013 and 2014, respectively. Approximately 32% of the Company's accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at both December 31, 2013 and 2014, are from Medicare. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company's specialty hospitals or clinics to comply with regulations can result in significant changes in that specialty hospital's or clinic's net operating revenues generated from the Medicare program.

        Revenues generated under contractual arrangements are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties.

Stock Based Compensation

        The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements comprise both stock options and restricted share plans. Employee stock options are valued using the Black-Scholes option valuation method which uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of the Company's stock, the expected life of the options and the risk free interest rate. Such compensation amounts are amortized over the respective vesting periods or periods of service of the option grant. The Company values restricted stock grants by using the closing market price of its stock on the date of grant.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2014-08, as applicable.

2.     Acquisitions

        The Company acquired interests in several businesses, consisting principally of inpatient and outpatient rehabilitation businesses, during each of the years ended December 31, 2012, 2013 and 2014.

        For the year ended December 31, 2012 the Company gave total consideration of $10.5 million, including cash of $6.0 million (net of cash acquired) and non-controlling interests, for net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $1.3 million and recognized goodwill of $9.2 million.

        For the year ended December 31, 2013 the Company gave total consideration of $5.6 million, including cash of $1.7 million (net of cash acquired) and non-controlling interests, for net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $3.5 million and recognized goodwill of $2.1 million.

        For the year ended December 31, 2014 the Company gave total consideration of $3.2 million, including cash of $1.1 million (net of cash acquired) and non-controlling interests, for net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $1.3 million and recognized goodwill of $1.9 million.

3.     Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2013	2014
	(in thousands)
Land	$68,492	$71,635
Leasehold improvements	146,117	155,648
Buildings	368,968	396,228
Furniture and equipment	256,079	272,919
Construction-in-progress	26,639	41,230

	866,295	937,660
Less: accumulated depreciation	357,193	395,350

Total property and equipment	$509,102	$542,310

        Depreciation expense was $62.5 million, $63.9 million and $67.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Intangible Assets

        The gross carrying amounts of the Company's indefinite-lived intangible assets consist of the following:

	December 31,
	2013	2014
	(in thousands)
Goodwill	$1,642,633	$1,642,083
Trademarks	57,709	57,709
Certificates of need	12,115	12,727
Accreditations	2,083	2,083

Total	$1,714,540	$1,714,602

        The Company's accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2014, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 5.5 years, respectively.

        The changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2013 and 2014 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of January 1, 2013	$1,333,220	$307,314	$1,640,534
Goodwill acquired during year	1,395	837	2,232
Purchase accounting adjustment	—	(133)	(133)

Balance as of December 31, 2013	$1,334,615	$308,018	$1,642,633
Goodwill acquired during year	855	1,011	1,866
Goodwill allocated to contributed business	—	(2,406)	(2,406)
Purchase accounting adjustment	(10)	—	(10)

Balance as of December 31, 2014	$1,335,460	$306,623	$1,642,083

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Long-Term Debt and Notes Payable

        The components of long-term debt and notes payable are shown in the following tables:

	December 31,
	2013	2014
	(in thousands)
6.375% senior notes(1)	$600,000	$711,465
Senior secured credit facilities:
Revolving loan	20,000	60,000
Term loans(2)	807,815	775,996
Other	17,460	5,515

Total debt	1,445,275	1,552,976
Less: current maturities	17,565	10,874

Total long-term debt	$1,427,710	$1,542,102

(1)
Includes unamortized premium of $1.5 million at December 31, 2014.

(2)
Includes unamortized discounts of $6.3 million and $4.2 million at December 31, 2013 and 2014, respectively.

Senior Secured Credit Facilities

        On June 1, 2011, Select entered into its existing senior secured credit agreement that provided for $1.15 billion in senior secured credit facilities. The following discussion summarizes amendments and significant transactions affecting its senior secured credit facilities.

        On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $275.0 million series A term loan at the same interest rate and with the same term as the original term loan.

        On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million series B term loan. Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings' redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select's revolving credit facility.

        On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of 6.375% senior notes due June 1, 2021. Select used the proceeds of the 6.375% senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan and to pay related fees and expenses.

        On June 3, 2013, Select amended its existing senior secured credit facilities in order to, among other things:

  •
  extend the maturity date on $293.3 million of its $300.0 million revolving credit facility from June 1, 2016 to March 1, 2018;

  •
  convert the remaining original term loan and series A term loan to a new series C term loan, and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%;

  •
  lower the interest rate payable on the series B term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%;

  •
  amend the restrictive covenants governing the senior secured credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the senior secured credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities) is less than or equal to 2.75 to 1.00; and

  •
  amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and payment of specified indebtedness.

        On March 4, 2014, Select made a principal prepayment of $34.0 million associated with its term loans in accordance with the provision in its senior secured credit facilities that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the senior secured credit facilities.

        On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

  •
  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series D term loan at December 20, 2016;

  •
  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

  •
  set the maturity date of the series E term loan at June 1, 2018;

  •
  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

  •
  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

  •
  amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

        On October 23, 2014, Select entered into two additional credit extension amendments, one of which extended the maturity date on $6.75 million in aggregate principal of revolving commitments from June 1, 2016 to March 1, 2018, the second of which added $50.0 million in incremental revolving commitments that mature on March 1, 2018.

        At December 31, 2014, Select's senior secured credit facilities provide for senior secured financing consisting of:

  •
  a $350.0 million, revolving credit facility which matures on March 1, 2018, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans;

  •
  a $284.6 million series D term loan, maturing on December 20, 2016; and

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  •
  a $495.6 million series E term loan, maturing on June 1, 2018.

        The term loans amortize quarterly in the amount of 0.25% of the aggregate principal amount, subject to mandatory prepayment provisions.

        All borrowings under Select's senior secured credit facilities are subject to the satisfaction of required conditions, including the absence of a default at the time of and after giving effect to such borrowing and the accuracy of the representations and warranties of the borrowers.

        The interest rates per annum applicable to borrowings under Select's senior secured credit facilities are, at its option, equal to either an Alternate Base Rate or an Adjusted LIBO rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The Alternate Base Rate is the greatest of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York and (3) the Adjusted LIBO rate from time to time for an interest period of one month, plus 1.00%. The Adjusted LIBO rate is, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements.

        Borrowings under the series D term loan bear interest at a rate equal to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%. Borrowings under the series E term loan bear interest at a rate equal to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%. The Adjusted LIBO for the series E term loan will at no time be less than 1.00%.

        Borrowings under the revolving credit facility bear interest at a rate equal to Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select's ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities).

        On the last day of each calendar quarter Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is currently 0.50% per annum subject to adjustment based upon the ratio of Select's total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities).

        Subject to exceptions, Select's senior secured credit facilities require mandatory prepayments of term loans in amounts equal to:

  •
  50% (as may be reduced based on Select's ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities)) of Select's annual excess cash flow;

  •
  100% of the net cash proceeds from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation event, subject to reinvestment rights and certain other exceptions; and

  •
  100% of the net cash proceeds from certain incurrences of debt.

        Select's senior secured credit facilities are guaranteed by Holdings, Select and substantially all of its current wholly-owned subsidiaries, and will be guaranteed by substantially all of Select's future subsidiaries and secured by substantially all of Select's existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.

        Select's senior secured credit facilities require that it comply on a quarterly basis with certain financial covenants, including a maximum leverage ratio test.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In addition, Select's senior secured credit facilities include negative covenants, subject to significant exceptions, restricting or limiting its ability and the ability of Holdings and Select's restricted subsidiaries, to, among other things:

  •
  incur, assume, permit to exist or guarantee additional debt and issue or sell or permit any subsidiary to issue or sell preferred stock;

  •
  amend, modify or waiver any rights under the certificate of indebtedness, credit agreements, certificate of incorporation, bylaws or other organizational documents which would be materially adverse to the creditors;

  •
  pay dividends or other distributions on, redeem, repurchase, retire or cancel capital stock;

  •
  purchase or acquire any debt or equity securities of, make any loans or advances to, guarantee any obligation of, or make any other investment in, any other company;

  •
  incur or permit to exist certain liens on property or assets owned or accrued or assign or sell any income or revenues with respect to such property or assets;

  •
  sell or otherwise transfer property or assets to, purchase or otherwise receive property or assets from, or otherwise enter into transactions with affiliates;

  •
  merge, consolidate or amalgamate with another company or permit any subsidiary to merge, consolidate or amalgamate with another company;

  •
  sell, transfer, lease or otherwise dispose of assets, including any equity interests;

  •
  repay, redeem, repurchase, retire or cancel any subordinated debt;

  •
  incur capital expenditures;

  •
  engage to any material extent in any business other than business of the type currently conducted by Select or reasonably related businesses; and

  •
  incur obligations that restrict the ability of its subsidiaries to incur or permit to exist any liens on Select's property or assets or to make dividends or other payments to Select.

        Select's senior secured credit facilities also contain certain representations and warranties, affirmative covenants and events of default. The events of default include payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting Select's senior secured credit facilities to be in full force and effect and any change of control. If such an event of default occurs, the lenders under Select's senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

        At December 31, 2014, Select had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.2 million) under the term loans and borrowings of $60.0 million (excluding letters of credit) under the revolving loan portion of the senior secured credit facilities. Select had $249.7 million of availability under its revolving credit facility (after giving effect to $40.3 million of outstanding letters of credit) at December 31, 2014.

        The applicable margin percentage for borrowings under Select's revolving loan is subject to change based upon the ratio of Select's leverage ratio (as defined in the senior secured credit facility). The applicable interest rate for revolving loans as of December 31, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Select's senior secured credit facility requires it to maintain certain leverage ratios (as defined in the senior secured credit facility). For the four consecutive fiscal quarters ended December 31, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select's leverage ratio was 4.18 to 1.00 as of December 31, 2014.

Senior Notes

        On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021 (the "Additional Notes"), at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million. The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the "Existing Notes" and, together with the Additional Notes, the "Notes"). The Additional Notes are treated as a single series with the Existing Notes and have the same terms as those of the Existing Notes.

        Interest on the Notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The Notes are Select's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Notes are fully and unconditionally guaranteed by all of Select's wholly owned subsidiaries. The Notes are guaranteed, jointly and severally, by Select's direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

        Select may redeem some or all of the Notes prior to June 1, 2016 by paying a "make-whole" premium. Select may redeem some or all of the Notes on or after June 1, 2016 at specified redemption prices. In addition, prior to June 1, 2016, Select may redeem up to 35% of the Notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

        The indenture relating to the Notes contains covenants that, among other things, limit Select's ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select's restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the Notes or file such reports electronically with the SEC. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of Long-Term Debt and Notes Payable

        Maturities of the Company's long-term debt for the years after 2014 are approximately as follows and are presented including the discounts on the senior secured credit facility term loans and premium on the senior notes (in thousands):

2015	$10,874
2016	287,037
2017	4,289
2018	540,227
2019	228
2020 and beyond	710,321

Loss on Early Retirement of Debt

        During the year ended December 31, 2012, the Company repurchased and retired an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes. A loss on early retirement of debt of $6.1 million was recognized by Holdings and Select for the year ended December 31, 2012, which included the write-off of unamortized debt issuance costs and call premiums.

        During the year ended December 31, 2013, Select entered into a credit extension amendment on February 20, 2013, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under Select's revolving credit facility. Additionally, on May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of the senior secured credit facility term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write-off of unamortized debt issuance costs.

        During the year ended December 31, 2014, Select amended its term loans under its senior secured credit facilities and recognized a loss $2.3 million for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred related to term loan modifications.

6.     Stockholders' Equity

Common Stock

        Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility. For the years ended December 31, 2012, 2013 and 2014, respectively, Holdings repurchased 5,725,782 shares at a cost of $46.8 million, 1,115,691 shares at a cost of $10.0 million and 11,285,714 shares at a cost of $127.5 million which includes transaction costs. During the year ended December 31, 2014, the shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities. The common stock repurchase program has available capacity of $198.9 million as of December 31, 2014.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Holdings granted 761,500 shares, 952,500 shares and 1,585,775 shares of restricted stock for the years ended December 31, 2012, 2013 and 2014, respectively and issued 301,208 shares, 166,600 shares and 974,969 shares of common stock related to the exercise of stock options and for the years ended December 31, 2012, 2013 and 2014, respectively. Also, 15,860 shares, 331,697 shares and 302,690 shares of stock were forfeited for the years ended December 31, 2012, 2013 and 2014, respectively.

7.     Stock Option and Restricted Stock Plans

        On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan. On May 13, 2011, the Select Medical Holdings Corporation 2005 Equity Incentive Plan was frozen and Holdings adopted the 2011 Select Medical Holdings Corporation 2011 Equity Incentive Plan. The Select Medical Holdings Corporation 2005 Equity Incentive Plan and the Select Medical Holdings Corporation 2011 Equity Incentive Plan are referred to as the "Plans." The Plans provide for grants of restricted stock and stock options of Holdings. On November 8, 2005 the board of directors of Holdings adopted a director equity incentive plan ("Director Plan") and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock.

        The options under the Plans and Director Plan generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model. There were no options granted under the Plans or Director Plan during the years ended December 31, 2013 and 2014.

        Stock option transactions and other information related to the Plans are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(share amounts in thousands)
Balance, January 1, 2013	$3.33 – 10.00	2,423	$8.40
Granted	—	—	—
Exercised	7.14 – 10.00	(167)	9.15
Canceled	8.33 – 10.00	(316)	9.13

Balance, December 31, 2013	$3.33 – 10.00	1,940	$8.22
Granted	—	—	—
Exercised	3.33 – 10.00	(960)	7.55
Canceled	8.33 – 10.00	(81)	9.12

Balance, December 31, 2014	$6.94 – 10.00	899	$8.85

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Additional information with respect to the outstanding options as of December 31, 2014 for the Plans is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(share amounts in thousands)
$6.00 – 7.00	6	5.61	3
7.01 – 8.00	43	6.23	11
8.01 – 9.00	290	2.19	288
9.01 – 10.00	560	4.81	560

        The weighted average remaining contractual term for all outstanding options under the Plans is 4.04 years and the weighted average remaining contractual term of exercisable options is 3.95 years.

        The total intrinsic value of options exercised under the Plans for the years ended December 31, 2012, 2013, and 2014 was $1.1 million, $0.2 million and $5.9 million respectively. The aggregate intrinsic value of options outstanding and options exercisable under the Plans at December 31, 2014 was $5.0 million and $4.7 million, respectively.

        Transactions and other information related to the Director Plan are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(share amounts in thousands)
Balance, January 1, 2013	$3.33 – 10.00	42	$8.69
Granted	—	—	—
Exercised	—	—	—

Balance, December 31, 2013	$3.33 – 10.00	42	$8.69
Granted	—	—	—
Exercised	$3.33 – 10.00	(15)	7.00

Balance, December 31, 2014	$8.33 – 10.00	27	$9.63

        Additional information with respect to the outstanding options as of December 31, 2014 for the Director Plan is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(share amounts in thousands)
$8.00 – 9.00	6	2.24	6
9.01 – 10.00	21	4.12	21

        The weighted average remaining contractual term for all outstanding and exercisable options under the Director Plan is 3.70 years.

        The aggregate intrinsic value of options outstanding and options exercisable under the Director Plan at December 31, 2014 was $128,800.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following is a summary of restricted stock issuances from January 1, 2012 through December 31, 2014:

	Number of Shares Issued	Fair Value of Common Stock
	(share amounts in thousands)
March 26, 2012	65	8.33
May 2, 2012	129	8.67
August 7, 2012	38	11.84
October 30, 2012	530	10.75
January 2, 2013	5	9.90
February 20, 2013	35	8.80
May 1, 2013	115	8.06
August 7, 2013	38	8.89
October 30, 2013	760	8.50
February 19, 2014	193	11.16
April 30, 2014	158	13.96
August 6, 2014	1,010	15.75
October 29, 2014	225	12.97

        Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2014, is estimated to be as follows:

	2015	2016	2017	2018	2019
	(in thousands)
Stock compensation expense	$12,781	$9,438	$4,859	$905	$56

        The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2012	2013	2014
	(in thousands)
Stock compensation expense:
Included in general and administrative	$3,538	$5,276	$9,027
Included in cost of services	2,139	1,757	2,015

Total	$5,677	$7,033	$11,042

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Income Taxes

        Significant components of the Company's tax provision for the years ended December 31, 2012, 2013, and 2014 are as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2012	2013	2014	2012	2013	2014
	(in thousands)			(in thousands)
Current:
Federal	$70,159	$55,847	$52,063	$74,076	$57,026	$52,063
State and local	11,589	11,913	9,248	11,589	11,913	9,248

Total current	81,748	67,760	61,311	85,665	68,939	61,311
Deferred	7,909	7,032	14,311	7,909	7,032	14,311

Total income tax provision	$89,657	$74,792	$75,622	$93,574	$75,971	$75,622

        The differences between the expected income tax provision and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2012	2013	2014	2012	2013	2014
Expected federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.2	4.6	4.2	4.0	4.5	4.2
Other permanent differences	0.6	1.1	0.8	0.6	1.1	0.8
Valuation allowance	(0.6)	(0.7)	(0.4)	(0.6)	(0.6)	(0.4)
Uncertain tax positions	(0.5)	(0.6)	(0.3)	(0.5)	(0.6)	(0.3)
IRS audit settlements	(0.6)	—	(0.4)	(0.5)	—	(0.4)
Non-controlling interest	(0.9)	(1.7)	(1.5)	(0.9)	(1.7)	(1.5)
Other	(0.4)	0.1	(0.3)	(0.4)	0.1	(0.3)

Total	36.8%	37.8%	37.1%	36.7%	37.8%	37.1%

        During 2009, the Company settled with the Internal Revenue Service a refund of previously paid federal income taxes that resulted from the acceleration of tax amortization in years prior to the Merger. Tax reserves were released in 2012 and 2014 due to abatement of penalties and interest related to this settlement.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of deferred tax assets and liabilities for Holdings and Select is as follows:

	December 31, 2013			December 31, 2014
	Total	Current	Non-Current	Total	Current	Non-Current
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$1,484	$1,484	$—	$701	$701	$—
Compensation and benefit related accruals	45,147	35,706	9,441	49,373	38,722	10,651
Professional malpractice liability insurance	20,333	6,382	13,951	17,934	4,732	13,202
Restructuring reserve	441	441	—	333	333	—
Deferred revenue	—	—	—	(829)	(829)	—
Net operating loss carryforwards	22,686	422	22,264	21,555	436	21,119
Other	630	630	—	552	552	—
Stock options	4,392	—	4,392	5,336	—	5,336
Equity investments	—	—	—	3,475	—	3,475
Uncertain tax positions	2,107	—	2,107	1,632	—	1,632

Total deferred tax assets	97,220	45,065	52,155	100,062	44,647	55,415
Deferred tax liabilities
Deferred income	(31,832)	(24,897)	(6,935)	(31,190)	(25,651)	(5,539)
Investment in unconsolidated affiliates	(2,620)	(230)	(2,390)	(3,659)	—	(3,659)
Other	—	—	—	(1,587)	(1,093)	(494)
Depreciation and amortization	(130,884)	—	(130,884)	(147,197)	—	(147,197)

Total deferred tax liabilities	(165,336)	(25,127)	(140,209)	(183,633)	(26,744)	(156,889)
Net deferred taxes before valuation allowance	(68,116)	19,938	(88,054)	(83,571)	17,903	(101,474)
Valuation allowance	(10,547)	(2,314)	(8,233)	(9,641)	(1,912)	(7,729)

Net deferred taxes	$(78,663)	$17,624	$(96,287)	$(93,212)	$15,991	$(109,203)

        The valuation allowance as of December 31, 2014 is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years). The net deferred tax liabilities at December 31, 2013 and 2014 of approximately $78.7 million and $93.2 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, generation of income from the turning of existing deferred tax

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company's assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

        The total state net operating losses are approximately $491.3 million. State net operating loss carry forwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2015	$7,487	$7,178
2016	10,958	9,527
2017	12,648	11,257
2018	7,240	5,493
Thereafter through 2034	453,004	348,580

Reserves for Uncertain Tax Positions:

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when it is believed that certain positions might be challenged despite the Company's belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2012	$15,656
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,516)
Additions for existing tax positions taken	750

Gross tax contingencies — December 31, 2012	13,890
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,299)
Additions for existing tax positions taken	435

Gross tax contingencies — December 31, 2013	12,026
Reductions for tax positions taken in prior periods due primarily to statute expiration	(1,632)
Additions for existing tax positions taken	273

Gross tax contingencies — December 31, 2014	$10,667

        As of December 31, 2013 and 2014, the Company had $12.0 million and $10.7 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company's effective income tax rate.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of December 31, 2014, approximately $3.3 million of gross unrecognized tax benefits including interest will be eligible for release in the next 12 months due to the expiration of statutes of limitations. The Company's policy is to include interest related to income taxes in income tax expense. As of December 31, 2013 and December 31, 2014, the Company has accrued interest related to income taxes of $1.6 million and $1.9 million, net of federal income taxes, respectively. Interest recognized for each of the years ended December 31, 2012, 2013 and 2014 was $0.5 million, net of federal income tax benefits.

        The federal statute of limitations remains open for tax years 2011 through 2014. The Company is currently under examination by the Internal Revenue Service (the "IRS") for the 2011 and 2012 tax years.

        State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of any federal income tax changes remains subject to examination for a period of up to one year after formal notification to the states. Currently, the Company has one state income tax return under examination.

9.     Retirement Savings Plan

        The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE's (highly compensated employees) may contribute up to 30% of their salary; HCE's may contribute up to 7% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee's hire date. The expense incurred by the Company related to this plan was $8.2 million, $8.7 million and $9.3 million during the years ended December 31, 2012, 2013 and 2014, respectively.

10.   Segment Information

        The Company's reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. Other activities include the Company's corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries and other income (expense).

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following tables summarize selected financial data for the Company's reportable segments. The segment results of Holdings are identical to those of Select with the exception of total assets.

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,197,529	$751,317	$123	$2,948,969
Adjusted EBITDA	381,354	87,024	(62,531)	405,847
Total assets(1):
Select	2,143,906	491,920	124,487	2,760,313
Holdings	2,143,906	491,920	125,535	2,761,361
Capital expenditures	50,005	13,209	4,971	68,185

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,198,121	$777,177	$350	$2,975,648
Adjusted EBITDA	353,843	90,313	(71,295)	372,861
Total assets(1):
Select	2,205,921	512,539	99,162	2,817,622
Holdings	2,205,921	512,539	99,162	2,817,622
Capital expenditures	56,523	14,113	3,024	73,660

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,244,899	$819,397	$721	$3,065,017
Adjusted EBITDA	341,787	97,584	(75,499)	363,872
Total assets(1):
Select	2,279,665	532,685	112,459	2,924,809
Holdings	2,279,665	532,685	112,459	2,924,809
Capital expenditures	77,742	12,506	4,998	95,246

(1)
The specialty hospital segment includes $2.7 million in real estate assets held for sale on December 31, 2012, 2013 and 2014.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$381,354	$87,024	$(62,531)
Depreciation and amortization	(46,836)	(13,208)	(3,267)
Stock compensation expense	—	—	(5,677)

				Holdings	Select
Income (loss) from operations	$334,518	$73,816	$(71,475)	$336,859	$336,859
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				7,705	7,705
Interest expense				(94,950)	(83,759)

Income before income taxes				$243,550	$254,741

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$353,843	$90,313	$(71,295)
Depreciation and amortization	(48,621)	(12,024)	(3,747)
Stock compensation expense	—	—	(7,033)

				Holdings	Select
Income (loss) from operations	$305,222	$78,289	$(82,075)	$301,436	$301,436
Loss on early retirement of debt				(18,747)	(17,788)
Equity in earnings of unconsolidated subsidiaries				2,476	2,476
Interest expense				(87,364)	(84,954)

Income before income taxes				$197,801	$201,170

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$341,787	$97,584	$(75,499)
Depreciation and amortization	(51,786)	(12,845)	(3,723)
Stock compensation expense	—	—	(11,042)

				Holdings	Select
Income (loss) from operations	$290,001	$84,739	$(90,264)	$284,476	$284,476
Loss on early retirement of debt				(2,277)	(2,277)
Equity in earnings of unconsolidated subsidiaries				7,044	7,044
Interest expense				(85,446)	(85,446)

Income before income taxes				$203,797	$203,797

11.   Income per Share

        The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Under the two class method:

  (a)
  Net income attributable to Select Medical Holdings Corporation is reduced by any contractual amount of dividends in the current period for each class of stock. There were no contractual dividends for the years ended December 31, 2012, 2013 and 2014.

  (b)
  The remaining income is allocated to common stock and unvested restricted stock to the extent that each security may share in income, as if all of the earnings for the period had been distributed. The total income allocated to each security is determined by adding together the amount allocated for dividends in (a) above and the amount allocated for participation features.

  (c)
  The income allocated to common stock is then divided by the weighted average number of outstanding shares to which the earnings are allocated to determine the income per share for common stock.

        In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the common stock and unvested restricted stock due to the equal participation rights of the common stock and unvested restricted stock (i.e., the voting conversion rights).

        The following table sets forth for the periods indicated the calculation of income per share in the Company's Consolidated Statement of Operations and the differences between basic weighted average

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2012	2013	2014
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$148,230	$114,390	$120,627
Less: Earnings allocated to unvested restricted stockholders	2,514	2,450	3,337

Net income available to common stockholders	$145,716	$111,940	$117,290

Denominator:
Weighted average shares — basic	138,767	136,879	129,026
Effect of dilutive securities:
Stock options	275	168	439

Weighted average shares — diluted	139,042	137,047	129,465

Basic income per common share:	$1.05	$0.82	$0.91
Diluted income per common share:	$1.05	$0.82	$0.91

        The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2012	2013	2014
	(in thousands)
Stock options	1,654	1,474	6

12.   Fair Value

        Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The carrying value of Select's senior secured credit facilities was $827.8 million and $836.0 million at December 31, 2013 and 2014, respectively. The fair value of Select's senior secured credit facilities was $834.7 million and $816.6 million at December 31, 2013 and 2014, respectively. The fair value of Select's senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.

        The carrying value of Select's 6.375% senior notes was $600.0 million and $711.5 million at December 31, 2013 and 2014, respectively. The fair value of Select's 6.375% senior notes was $586.5 million and $722.4 million at December 31, 2013 and 2014, respectively. The fair value of this debt was based on quoted market prices.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company considers the inputs in the valuation process of its senior secured credit facilities and 6.375% senior notes to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly which includes quoted prices for identical assets or liabilities in markets that are not active.

13.   Related Party Transactions

        The Company rents its corporate office space from related parties affiliated through common ownership or management. The Company made payments for office rent, leasehold improvements and miscellaneous expenses aggregating $4.0 million, $4.2 million and $4.4 million for the years ended December 31, 2012, 2013 and 2014, respectively, to the affiliated companies.

        As of December 31, 2014, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2015	$4,128
2016	4,174
2017	4,221
2018	4,318
2019	4,421
Thereafter	13,912

$35,174

        During the year ended December 31, 2014, common shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities (Note 6).

        The Company provides contracted services, principally employee leasing services and charges management fees to related parties affiliated through its equity investments. Net operating revenues generated from the provision of contracted services and management fees to related parties through equity investments are as follows:

	For the Year Ended December 31,
	2012	2013	2014
	(in thousands)
BIR JV, LLP	$92,205	$96,465	$101,385
Rehabilitation Institute of Denton, LLC	8,133	7,163	8,337
OHRH, LLC	—	2,069	8,280
Global Rehab — Scottsdale, LLC.	—	4,129	10,747
Other	140	310	518

Total	$100,478	$110,136	$129,267

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.   Commitments and Contingencies

Leases

        The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2014 are approximately as follows (in thousands):

2015	$132,644
2016	110,719
2017	90,385
2018	70,601
2019	53,380
Thereafter	333,329

$791,058

        Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2012, 2013 and 2014 was $168.3 million, $164.6 million and $169.1 million, respectively.

        Property rent expense to unrelated parties for the years ended December 31, 2012, 2013 and 2014 was $118.1 million, $119.5 million and $124.4 million, respectively.

Construction Commitments

        At December 31, 2014, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company's long term acute care properties and inpatient rehabilitation facilities totaling approximately $58.9 million.

Other

        A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team's headquarters complex that requires a payment of $3.0 million in 2015. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

Litigation

        The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, Centers for Medicare & Medicaid Services ("CMS") or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company's business, financial position, results of operations and liquidity.

        To address claims arising out of the operations of the Company's specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company's opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

        Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company is and has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville") and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through March 16, 2015.

        As previously disclosed, the Company and SSH-Evansville produced documents in response to various government subpoenas and demands relating to SSH-Evansville. In September 2014, representatives of the United States Attorney's Office for the Southern District of Indiana and the Department of Justice informed the Company that, while the United States has not yet decided whether to intervene in the case, its investigation is continuing concerning the allegation that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary. The Company intends to fully cooperate with this governmental investigation and is involved in ongoing discussions with the government regarding this matter. At this time, the Company is unable to predict the timing and outcome of this matter.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.   Supplemental Disclosures of Cash Flow Information

        Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2012, 2013 and 2014:

	Holdings
	For the Year Ended December 31,
	2012	2013	2014
	(in thousands)
Notes issued with acquisitions	$1,844	$3,283	$327
Liabilities assumed with acquisitions	107	885	122
Contingent consideration related to acquisitions	1,500	100	—
Accrual for property, plant and equipment	—	—	14,230
Notes issued to acquire non-consolidating interest	—	3,399	—

	Select
	For the Year Ended December 31,
	2012	2013	2014
	(in thousands)
Dividends declared to Holdings by Select(1)	$(5,240)	$—	$—
Notes issued with acquisitions	1,844	3,283	327
Liabilities assumed with acquisitions	107	885	122
Contingent consideration related to acquisitions	1,500	100	—
Accrual for property, plant and equipment	—	—	14,230
Notes issued to acquire non-consolidating interest	—	3,399	—

(1)
Recorded in accrued other liabilities on the consolidated balance sheet of Select.

16.   Subsequent Events

        On February 18, 2015, Select Medical's board of directors declared a cash dividend of $0.10 per share. The dividend will be payable on or about March 11, 2015 to stockholders of record as of the close of business on March 4, 2015.

17.   Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes

        Select's 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select's wholly-owned subsidiaries (the "Subsidiary Guarantors") which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select's subsidiaries did not guarantee the 6.375% senior notes (the "Non-Guarantor Subsidiaries").

        Select conducts a significant portion of its business through its subsidiaries. Presented below is consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2013 and 2014 and for the years ended December 31, 2012, 2013 and 2014.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

        During the year ended December 31, 2014, the Company purchased the remaining outstanding non-controlling interest in a specialty hospital business changing the entity from a non-guarantor subsidiary to a guarantor subsidiary. The years ended December 31, 2013 and 2012 and as of December 31, 2013 have been retrospectively revised based on the guarantor structure that existed at December 31, 2014.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2014

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,454	$830	$—		$3,354
Accounts receivable, net	—	376,780	67,489	—		444,269
Current deferred tax asset	10,186	2,458	3,347	—		15,991
Prepaid income taxes	17,888	—	—	—		17,888
Intercompany receivables	—	1,698,600	121,447	(1,820,047)	(a)	—
Other current assets	7,860	32,919	5,363	—		46,142

Total Current Assets	36,004	2,113,211	198,476	(1,820,047)		527,644
Property and equipment, net	17,521	468,138	56,651	—		542,310
Investment in affiliates	3,725,915	82,514	—	(3,808,429)	(b)(c)	—
Goodwill	—	1,642,083	—	—		1,642,083
Non-current deferred tax asset	11,230	—	—	(11,230)	(d)	—
Other identifiable intangibles	—	72,519	—	—		72,519
Other assets	32,463	106,843	947	—		140,253

Total Assets	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,746	$—	$—	$—		$21,746
Current portion of long-term debt and notes payable	8,496	1,844	534	—		10,874
Accounts payable	9,885	84,304	14,343	—		108,532
Intercompany payables	1,820,047	—	—	(1,820,047)	(a)	—
Accrued payroll	17,410	79,435	245	—		97,090
Accrued vacation	5,070	49,315	8,747	—		63,132
Accrued interest	10,596	78	—	—		10,674
Accrued other	39,801	34,107	8,468	—		82,376

Total Current Liabilities	1,933,051	249,083	32,337	(1,820,047)		394,424
Long-term debt, net of current portion	1,098,151	364,794	79,157	—		1,542,102
Non-current deferred tax liability	—	112,013	8,420	(11,230)	(d)	109,203
Other non-current liabilities	52,416	35,576	4,863	—		92,855

Total Liabilities	3,083,618	761,466	124,777	(1,831,277)		2,138,584
Redeemable non-controlling interests	—	—	10,985	—		10,985
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	885,407	—	—	—		885,407
Retained earnings (accumulated deficit)	(145,892)	1,048,455	8,366	(1,056,821)	(c)	(145,892)
Subsidiary investment	—	2,675,387	76,221	(2,751,608)	(b)	—

Total Select Medical Corporation Stockholder's Equity	739,515	3,723,842	84,587	(3,808,429)		739,515
Non-controlling interests	—	—	35,725	—		35,725

Total Equity	739,515	3,723,842	120,312	(3,808,429)		775,240

Total Liabilities and Equity	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

(a)
Elimination of intercompany.

(b)
Elimination of investments in consolidated subsidiaries.

(c)
Elimination of investments in consolidated subsidiaries' earnings.

(d)
Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$721	$2,634,480	$429,816	$—	$3,065,017

Costs and expenses:
Cost of services	2,015	2,209,724	370,601	—	2,582,340
General and administrative	86,311	(1,064)	—	—	85,247
Bad debt expense	—	38,052	6,548	—	44,600
Depreciation and amortization	3,723	54,876	9,755	—	68,354

Total costs and expenses	92,049	2,301,588	386,904	—	2,780,541

Income (loss) from operations	(91,328)	332,892	42,912	—	284,476
Other income and expense:
Intercompany interest and royalty fees	(1,142)	1,131	11	—	—
Intercompany management fees	142,273	(120,528)	(21,745)	—	—
Equity in earnings of unconsolidated subsidiaries	—	6,958	86	—	7,044
Loss on early retirement of debt	(2,277)	—	—	—	(2,277)
Interest expense	(57,651)	(23,367)	(4,428)	—	(85,446)

Income (loss) from operations before income taxes	(10,125)	197,086	16,836	—	203,797
Income tax expense (benefit)	(4,333)	78,748	1,207	—	75,622
Equity in earnings of subsidiaries	126,419	8,995	—	(135,414) (a)	—

Net income	120,627	127,333	15,629	(135,414)	128,175
Less: Net income attributable to non-controlling interests	—	623	6,925	—	7,548

Net income attributable to Select Medical Corporation	$120,627	$126,710	$8,704	$(135,414)	$120,627

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$120,627	$127,333	$15,629	$(135,414	)(a)	$128,175
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,889	65	—		11,954
Depreciation and amortization	3,723	54,876	9,755	—		68,354
Provision for bad debts	—	38,052	6,548	—		44,600
Equity in earnings of unconsolidated subsidiaries	—	(6,958)	(86)	—		(7,044)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss (gain) from disposal or sale of assets	—	(1,168)	120	—		(1,048)
Non-cash stock compensation expense	11,186	—	—	—		11,186
Amortization of debt discount, premium and issuance costs	7,553	—	—	—		7,553
Deferred income taxes	14,311	—	—	—		14,311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(126,419)	(8,995)	—	135,414	(a)	—
Accounts receivable	—	(80,394)	(17,408)	—		(97,802)
Other current assets	1,885	(4,004)	390	—		(1,729)
Other assets	2,811	(2,566)	(348)	—		(103)
Accounts payable	3,136	2,440	421	—		5,997
Accrued expenses	(6,353)	(9,407)	(279)	—		(16,039)

Net cash provided by operating activities	34,737	121,098	14,807	—		170,642

Investing activities
Purchases of property and equipment	(4,674)	(79,600)	(10,972)	—		(95,246)
Investment in businesses	—	(4,634)	—	—		(4,634)
Acquisition of businesses, net of cash acquired	—	(397)	(814)	—		(1,211)

Net cash used in investing activities	(4,674)	(84,631)	(11,786)	—		(101,091)

Financing activities
Borrowings on revolving credit facility	910,000	—	—	—		910,000
Payments on revolving credit facility	(870,000)	—	—	—		(870,000)
Payments on credit facility term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	8,151	—	925	—		9,076
Principal payments on other debt	(9,213)	(2,058)	(3,402)	—		(14,673)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	9,240	—	—	—		9,240
Purchase of non-controlling interests	—	(9,961)	—	—		(9,961)
Equity investment by Holdings	7,355	—	—	—		7,355
Dividends paid to Holdings	(184,100)	—	—	—		(184,100)
Intercompany	22,162	(25,092)	2,930	—		—
Tax benefit from stock based awards	3,119	—	—	—		3,119
Proceeds from issuance of non-controlling interests	—	—	185	—		185
Distributions to non-controlling interests	—	—	(3,979)	—		(3,979)

Net cash used in financing activities	(30,064)	(37,111)	(3,341)	—		(70,516)

Net decrease in cash and cash equivalents	(1)	(644)	(320)	—		(965)
Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319

Cash and cash equivalents at end of period	$70	$2,454	$830	$—		$3,354

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$3,098	$1,150	$—		$4,319
Accounts receivable, net	—	339,694	52,275	(650)	(a)	391,319
Current deferred tax asset	7,965	5,221	4,438	—		17,624
Intercompany receivables	—	1,083,280	102,735	(1,186,015	)(b)	—
Other current assets	9,745	27,448	3,947	—		41,140

Total Current Assets	17,781	1,458,741	164,545	(1,186,665)		454,402
Property and equipment, net	15,624	438,057	55,421	—		509,102
Investment in affiliates	3,060,832	79,376	—	(3,140,208	)(c)(d)	—
Goodwill	—	1,642,633	—	—		1,642,633
Non-current deferred tax asset	7,662	—	—	(7,662	)(e)	—
Other identifiable intangibles	—	71,907	—	—		71,907
Other assets	35,274	103,687	617	—		139,578

Total Assets	$3,137,173	$3,794,401	$220,583	$(4,334,535)		$2,817,622

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$12,506	$—	$—	$—		$12,506
Current portion of long-term debt and notes payable	9,107	7,344	1,114	—		17,565
Accounts payable	6,749	69,534	12,002	—		88,285
Intercompany payables	1,186,015	—	—	(1,186,015)	(b)	—
Accrued payroll	1,167	88,599	245	—		90,011
Accrued vacation	4,619	47,682	7,429	—		59,730
Accrued interest	11,076	1,221	—	—		12,297
Accrued other	59,249	25,144	6,765	(650	)(a)	90,508
Income taxes payable	622	—	—	—		622

Total Current Liabilities	1,291,110	239,524	27,555	(1,186,665)		371,524
Long-term debt, net of current portion	1,006,201	365,460	56,049	—		1,427,710
Non-current deferred tax liability	—	96,488	7,461	(7,662)	(e)	96,287
Other non-current liabilities	53,628	33,163	5,084	—		91,875

Total Liabilities	2,350,939	734,635	96,149	(1,194,327)		1,987,396
Redeemable non-controlling interests	—	—	11,584	—		11,584
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	869,576	—	—	—		869,576
Retained earnings	(83,342)	921,745	17,750	(939,495)	(d)	(83,342)
Subsidiary investment	—	2,136,723	63,990	(2,200,713)	(c)	—

Total Select Medical Corporation Stockholder's Equity	786,234	3,058,468	81,740	(3,140,208)		786,234
Non-controlling interests	—	1,298	31,110	—		32,408

Total Equity	786,234	3,059,766	112,850	(3,140,208)		818,642

Total Liabilities and Equity	$3,137,173	$3,794,401	$220,583	$(4,334,535)		$2,817,622

(a)
Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b)
Elimination of intercompany.

(c)
Elimination of investments in consolidated subsidiaries.

(d)
Elimination of investments in consolidated subsidiaries' earnings.

(e)
Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$350	$2,576,906	$398,392	$—		$2,975,648

Costs and expenses:
Cost of services	1,757	2,155,370	338,349	—		2,495,476
General and administrative	76,709	212	—	—		76,921
Bad debt expense	—	31,173	6,250	—		37,423
Depreciation and amortization	3,746	51,825	8,821	—		64,392

Total costs and expenses	82,212	2,238,580	353,420	—		2,674,212

Income (loss) from operations	(81,862)	338,326	44,972	—		301,436
Other income and expense:
Intercompany interest and royalty fees	(1,326)	836	490	—		—
Intercompany management fees	144,447	(125,357)	(19,090)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,384	92	—		2,476
Loss on early retirement of debt	(17,788)	—	—	—		(17,788)
Interest expense	(58,100)	(22,916)	(3,938)	—		(84,954)

Income (loss) from operations before income taxes	(14,629)	193,273	22,526	—		201,170
Income tax expense (benefit)	(1,238)	76,837	372	—		75,971
Equity in earnings of subsidiaries	129,971	14,561	—	(144,532	)(a)	—

Net income	116,580	130,997	22,154	(144,532)		125,199
Less: Net income attributable to non-controlling interests	—	995	7,624	—		8,619

Net income attributable to Select Medical Corporation	$116,580	$130,002	$14,530	$(144,532)		$116,580

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$116,580	$130,997	$22,154	$(144,532	)(a)	$125,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,746	51,825	8,821	—		64,392
Provision for bad debts	—	31,173	6,250	—		37,423
Equity in earnings of unconsolidated subsidiaires	—	(2,384)	(92)	—		(2,476)
Loss on early retirement of debt	17,788	—	—	—		17,788
Gain from disposal or sale of assets	—	(463)	(118)	—		(581)
Non-cash stock compensation expense	7,033	—	—	—		7,033
Amortization of debt discount and issuance costs	8,344	—	—	—		8,344
Deferred income taxes	7,032	—	—	—		7,032
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(129,971)	(14,561)	—	144,532	(a)	—
Accounts receivable	—	(60,460)	(6,685)	—		(67,145)
Other current assets	(4,145)	(5,849)	1,827	—		(8,167)
Other assets	(6,594)	3,026	84	—		(3,484)
Accounts payable	2,075	(3,746)	388	—		(1,283)
Accrued expenses	(4,929)	23,910	(4,954)	—		14,027

Net cash provided by operating activities	16,959	153,468	27,675	—		198,102

Investing activities
Purchases of property and equipment	(3,024)	(60,532)	(10,104)	—		(73,660)
Investment in businesses	—	(34,893)	—	—		(34,893)
Acquisition of businesses, net of cash acquired	—	(1,665)	—	—		(1,665)
Proceeds from sale of assets	—	2,456	456	—		2,912

Net cash used in investing activities	(3,024)	(94,634)	(9,648)	—		(107,306)

Financing activities
Borrowings on revolving credit facility	690,000	—	—	—		690,000
Payments on revolving credit facility	(800,000)	—	—	—		(800,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(596,720)	—	—	—		(596,720)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—	—		(70,000)
Borrowings of other debt	8,923	5,303	1,084	—		15,310
Principal payments on other debt	(7,752)	(873)	(2,209)	—		(10,834)
Debt issuance costs	(18,914)	—	—	—		(18,914)
Repayments of bank overdrafts	(5,330)	—	—	—		(5,330)
Equity investment by Holdings	1,525	—	—	—		1,525
Dividends paid to Holdings	(226,621)	—	—	—		(226,621)
Intercompany	77,455	(63,900)	(13,555)	—		—
Distributions to non-controlling interests	—	—	(3,537)	—		(3,537)

Net cash used in financing activities	(48,934)	(59,470)	(18,217)	—		(126,621)

Net decrease in cash and cash equivalents	(34,999)	(636)	(190)	—		(35,825)
Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144

Cash and cash equivalents at end of period	$71	$3,098	$1,150	$—		$4,319

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$123	$2,572,301	$376,545	$—		$2,948,969

Costs and expenses:
Cost of services	2,139	2,118,614	322,797	—		2,443,550
General and administrative	67,402	(1,208)	—	—		66,194
Bad debt expense	—	33,851	5,204	—		39,055
Depreciation and amortization	3,267	51,436	8,608	—		63,311

Total costs and expenses	72,808	2,202,693	336,609	—		2,612,110

Income (loss) from operations	(72,685)	369,608	39,936	—		336,859
Other income and expense:
Intercompany interest and royalty fees	(2,532)	2,502	30	—		—
Intercompany management fees	120,276	(102,599)	(17,677)	—		—
Loss on early retirement of debt	(6,064)	—	—	—		(6,064)
Equity in earnings of unconsolidated subsidiaries	—	7,637	68	—		7,705
Interest expense	(54,167)	(25,488)	(4,104)	—		(83,759)

Income (loss) from operations before income taxes	(15,172)	251,660	18,253	—		254,741
Income tax expense (benefit)	(8,206)	101,867	(87)	—		93,574
Equity in earnings of subsidiaries	162,470	14,409	—	(176,879	)(a)	—

Net income	155,504	164,202	18,340	(176,879)		161,167
Less: Net income attributable to non-controlling interests	—	630	5,033	—		5,663

Net income attributable to Select Medical Corporation	$155,504	$163,572	$13,307	$(176,879)		$155,504

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$155,504	$164,202	$18,340	$(176,879	)(a)	$161,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,267	51,436	8,608	—		63,311
Provision for bad debts	—	33,851	5,204	—		39,055
Equity in earnings of unconsolidated subsidiaires	—	(7,637)	(68)	—		(7,705)
Loss on early retirement of debt	6,064	—	—	—		6,064
Loss (gain) from disposal or sale of assets	—	(6,002)	96	—		(5,906)
Non-cash stock compensation expense	5,677	—	—	—		5,677
Amortization of debt discount and issuance costs	7,190	—	—	—		7,190
Deferred income taxes	7,909	—	—	—		7,909
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(162,470)	(14,409)	—	176,879	(a)	—
Accounts receivable	—	29,102	(13,944)	—		15,158
Other current assets	740	9	(2,356)	—		(1,607)
Other assets	2,448	3,268	161	—		5,877
Accounts payable	(2,679)	(4,189)	751	—		(6,117)
Accrued expenses	25,350	(19,861)	13,809	—		19,298

Net cash provided by operating activities	49,000	229,770	30,601	—		309,371

Investing activities
Purchases of property and equipment	(5,150)	(49,160)	(13,875)	—		(68,185)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in businesses, net of distributions	—	(14,689)	—	—		(14,689)
Acquisition of businesses, net of cash acquired	—	(6,043)	—	—		(6,043)

Net cash used in investing activities	(5,150)	(53,381)	(13,875)	—		(72,406)

Financing activities
Borrowings on revolving credit facility	495,000	—	—	—		495,000
Payments on revolving credit facility	(405,000)	—	—	—		(405,000)
Borrowings on credit facility term loans, net of discount	266,750	—	—	—		266,750
Payments on credit facility term loans	(9,875)	—	—	—		(9,875)
Repurchase of 7 5/8% senior subordinated notes	(278,495)	—	—	—		(278,495)
Borrowings of other debt	8,003	—	278	—		8,281
Principal payments on other debt	(8,049)	(433)	(1,813)	—		(10,295)
Debt issuance costs	(6,527)	—	—	—		(6,527)
Dividends paid to Holdings	(268,479)	—	—	—		(268,479)
Equity investment by Holdings	1,817	—	—	—		1,817
Proceeds from bank overdrafts	1,227	—	—	—		1,227
Intercompany	183,421	(172,222)	(11,199)	—		—
Distributions to non-controlling interests	—	—	(3,268)	—		(3,268)

Net cash used in financing activities	(20,207)	(172,655)	(16,002)	—		(208,864)

Net increase in cash and cash equivalents	23,643	3,734	724	—		28,101
Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043

Cash and cash equivalents at end of period	$35,070	$3,734	$1,340	$—		$40,144

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.   Selected Quarterly Financial Data (Unaudited)

        The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2013
Net operating revenues	$749,955	$756,673	$722,845	$746,175
Income from operations	82,530	88,263	62,399	68,244
Net income attributable to Select Medical Holdings Corporation	$34,418	$27,780	$23,272	$28,920
Income per common share:
Basic	$0.25	$0.20	$0.17	$0.21
Diluted	$0.24	$0.20	$0.17	$0.21

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2013
Net operating revenues	$749,955	$756,673	$722,845	$746,175
Income from operations	82,530	88,263	62,399	68,244
Net income attributable to Select Medical Corporation	$36,608	$27,780	$23,272	$28,920

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2014
Net operating revenues	$762,578	$772,762	$758,069	$771,608
Income from operations	78,444	82,193	66,017	57,822
Net income attributable to Select Medical Holdings Corporation	$33,044	$35,341	$26,530	$25,712
Income per common share:
Basic	$0.24	$0.27	$0.20	$0.20
Diluted	$0.24	$0.27	$0.20	$0.20

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2014
Net operating revenues	$762,578	$772,762	$758,069	$771,608
Income from operations	78,444	82,193	66,017	57,822
Net income attributable to Select Medical Corporation	$33,044	$35,341	$26,530	$25,712

        The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2015, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions(A)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2014	$40,815	$44,600	$(38,990)	$46,425
Year ended December 31, 2013	$41,854	$37,423	$(38,462)	$40,815
Year ended December 31, 2012	$47,469	$39,055	$(44,670)	$41,854
Income Tax Valuation Allowance
Year ended December 31, 2014	$10,547	$(906)	$—	$9,641
Year ended December 31, 2013	$13,341	$(2,794)	$—	$10,547
Year ended December 31, 2012	$15,733	$(2,392)	$—	$13,341

(A)
Allowance for doubtful accounts deductions represent write-offs against the reserve for 2012, 2013 and 2014.